Form 10-Q
period 2021-04-30
Limitless Projects Inc.
filed 2021-09-29
CIK 1842167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 333-252795

LIMITLESS PROJECTS INC.

(Exact name of registrant as specified in its charter)

Wyoming	85-3964614
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

22261 Rosanna Street, Las Vegas, Nevada, 89117

(Address of principal executive offices) (Zip Code)

269-692-9418

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

100,608,200 shares of common stock are issued and outstanding as of September 27, 2021.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LIMITLESS PROJECTS INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

April 30, 2021
$
ASSETS

Current assets:
Cash	16,957
Accounts receivable	40,000
Deposits & prepayments	10,000
Total current assets	66,957
Fixed assets:
Software	6,000
Total fixed assets	6,000
Other assets:
Notes receivable	250,000
Total other assets	250,000

Total assets	322,957

LIABILITIES & STOCKHOLDER'S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	22,882
Deferred Revenue	290,000
Total current liabilities	312,882

Total Liabilities	312,882

STOCKHOLDER'S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 100,000,000 issued and outstanding as of April 30, 2021	10,000
100,000,000 issued and outstanding for business combination as of April 30, 2021	10,000
Retained earnings	(9,475)
Minority Interest	(450)
Total stockholder’s equity	10,075
Total liabilities and stockholder’s equity	322,957

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For the Period Ended April 30, 2021

	Three Months Ended	From inception (November 18, 2020) to
	April 30, 2021	April 30, 2020
	$	$
Net Sales	10,000	20,000

Cost of Goods Sold
Software	-	13,000
Gross Income	10,000	7,000

Expenses
General and administrative	16,075	16,925
Consolidated loss before interest & taxes	(6,075)	(9,925)
Income tax	-	-
Consolidated net loss	(6,075)	(9,925)
Net loss to miniority interest	(100)	(275)
Net loss attributable to Limitless	(5,975)	(9,650)

Net income per share – basic and diluted	(0)	(0)

Weighted average shares outstanding – basic and diluted	200,000,000	200,000,000

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the Period Ended April 30, 2021

			Additional
	Common Stock		Paid in	Accumulated	Minority
	Number	Par Value	Capital	Deficit	Interest	Total
		$	$	$	$	$
Balance as of inception date	-	-	-	-	-	-
Issued of Share capital	100,000,000	10,000	-			-
Net Loss	-	-	-	(3,500)	(350)	(3,850)
Closing balance as of January 31, 2021	100,000,000	10,000	-	(3,500)	(350)	(3,850)
Opening Balance as of February 01, 2021	100,000,000	10,000	-	(3,500)	(350)	(3,850)
Issued of Share capital for business combination	100,000,000	10,000				10,000
Net Loss	-	-	-	(5,975)	(100)	(6,075)
Closing Balance as of April 30, 2021	200,000,000	20,000	-	(9,475)	(450)	10,075

(The accompanying notes are an integral part of these financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

For the Period Ended April 30. 2021

	Three months	From inception (November 18,
	Ended	2020) to
	April 30, 2021	April 30, 2020
	$	$
Cash flows from operating activities
Net income for the period	(6,075)	(9,925)
Change in operating assets and liabilities
Accounts receivable		(40,000)
Depoists & prepayments	(10,000)	(10,000)
Accounts payable and accrued liabilities	1,732	22,883
Deferred revenue		290,000
Net cash used in operating activities	(14,343)	252,957

Cash flows from investing activities
Software	(3,000)	(6,000)
Notes receivable		(250,000)
Net cash used in investing activities	(3,000)	(256,000)
Cash flows from financing activities
Proceeds from issuance of common shares for investment	10,000	20,000
Net cash provided by financing activities	10,000	20,000

Change in Cash	(7,343)	16,957

Cash – beginning of period	24,300	-

Cash – end of period	16,957	16,957

Supplemental cash flow disclosures

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

NOTES TO RESTATED FINANCIAL STATEMENTS

April 30, 2021

1. NATURE AND CONTINUANCE OF OPERATIONS

Limitless Projects Inc. (the “Company”) was incorporated in the state of Wyoming on November 18, 2020 (“Inception”). The Company is in the business of developing computer software systems and mobile device applications. The Company’s fiscal year-end is July 31. The Company is developing a ride-hailing and food delivery computer and mobile device application, as well as employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy.

By an agreement dated December 31, 2020, the Company entered into an asset purchase and sale agreement whereby it agreed to sell its 100% in a ride-hailing computer and mobile device application for a cash payment of $10,000 that the Company has received in the period, an additional $40,000 to be received after the Company’s delivery of a working prototype of the application, plus the purchaser’s issuance of a promissory note for $250,000 that is payable on the Company’s demand any time after December 31, 2023. The note bears simple interest at a rate of 5% per annum and is unsecured. The purchaser may pay this note early without penalty.

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has realized net loss of $(9,650) since its incorporation on November 18, 2020 and it is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, proceeds from its public offering, and revenue from its sale of computer software and applications. The Company has no written or verbal commitments from stockholders or its director or officer to provide the Company with any form of cash advances, loans, or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has selected July 31 as its year-end. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position and the results of operations for the period presented have been reflected herein.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As April 30, 2021, the Company had $16,957 in cash.

Fair Value of Financial Instruments

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	Defined as observable inputs such as quoted prices in active markets;
Level 2:	Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Comprehensive Loss

The Company adopted FASB ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 606, “Revenue Recognition” (“ASC-606”), ASC-606 requires that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists and both parties will perform their respective obligations; (2) can identify each party’s rights regarding goods or services being transferred; (3) the selling price is fixed and determinable; (4) the contract has commercial substance; and (5) collectability is reasonably assured. Determination of criteria (3) and (5) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

The Company has adopted FASB guidance on accounting for uncertainty in income taxes which provides a consolidated financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 18, 2020 (inception) through April 30, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Recently Adopted and Recently Enacted Accounting Pronouncements

The Company adopts new pronouncements relating to accounting principles generally accepted in the United States of America applicable to the Company as they are issued, which may be in advance of their effective date.

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The amendment is effective for public entities for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which creates a single source of revenue guidance under U.S. GAAP for all companies in all industries and replaces most existing revenue recognition guidance in U.S. GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the period ended April 30, 2021, the Company issued 100,000,000 shares of common stock for total cash proceeds of $10,000 to the Company’s director.

At April 30, 2021, there were no issued and outstanding stock options or warrants.

5. RELATED PARTY TRANSACTIONS

None.

6. INCOME TAXES

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2021.  All tax years since inception remains open for examination by taxing authorities.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were incorporated on November 18, 2020 under the laws of the state of Wyoming. We are involved in the development of computer software systems and mobile device applications for commercial and consumer use. We retain independent computer software and application programmers to develop our products to the specifications that we outline. We are currently developing a ride-hailing and food delivery computer and mobile device application known as “WarpSpeedTaxi” and an employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy known as “Privacy and Value”. Our intention is to sell these products to third parties who will sell the software and launch the computer applications rather than becoming involved in the sales and marketing of these products ourselves.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three-Month Period Ended April 30, 2021

Our net loss for the three-month period ended April 30, 2021 was $5,975, which consisted of gross income of $10,000 that was offset by general and administrative costs of $16,075. Of the $6,075 consolidated net loss, $100 was attributable to minority shareholders of our subsidiary, Privacy and Value Inc.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2021, our current assets were $66,957 and our total liabilities were $312,882, which consisted of accounts payable and accrued liabilities of $22,882 and deferred revenue of $290,000 relating to future payments due to use for the sale of the WarpSpeedTaxi application and the Privacy and Value software.

Cash Flows from Operating Activities

For the three-month period ended April 30, 2021, net cash flows used in operating activities were $14,343 consisting of a consolidated net loss of $6,075, which was offset by a $1,732 non-cash component of accounts payable and a prepayment and deposit for legal fees of $10,000.

Cash Flows from Investment Activities

For the three-month period ended April 30, 2021, net cash flows used in operating activities were ($3,000) consisting of cash that we spent on software development.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock. During the three-month period ended April 30, 2021, we sold 100,000,000 shares of our common stock to our director for $10,000.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and director loans. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our January 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2021, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2021. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of April 30, 2021 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

1.       Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2.       Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of April 30, 2021, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the third quarter of our 2021 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMITLESS PROJECTS INC.

Dated: September 27, 2021	By: /s/ Daniel Okelo
Daniel Okelo, President and Chief Executive Officer and Chief Financial Officer