Form 10-K
period 2021-07-31
Limitless Projects Inc.
filed 2021-09-30
CIK 1842167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number

LIMITLESS PROJECTS INC.

(Name of Registrant as Specified in Its Charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	85-3964614 (I.R.S. Employer Identification No.)

2261 Rosanna Street, Las Vegas, Nevada (Address of Principal Executive Offices)	89117 (Zip Code)

269-692-9418

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of was $20,800 based on the price at which the common stock was last sold prior to July 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

i

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2021 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

BUSINESS OVERVIEW

We were incorporated on November 18, 2020 under the laws of the state of Wyoming. We are involved in the development of computer software systems and mobile device applications for commercial and consumer use. We retain independent computer software and application developers to develop our products to the specifications that we outline. Our president, Daniel Okelo, is responsible for developing the product concepts that the independent developers subsequently design.

We are currently developing a ride-hailing and food delivery computer and mobile device application known as “WarpSpeedTaxi” and employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy known as “Privacy and Value”. Our intention is to sell these products to third parties who will sell the software to customers and launch the computer applications rather than become involved in the sales and marketing of these products ourselves.

WarpSpeedTaxi Application

We intend to complete the development of a ride-hailing and food delivery computer and mobile device application known as “WarpSpeedTaxi”, which we have sold to a third-party purchaser for a total purchase price of $300,000. To date, the purchaser has paid us $10,000. An additional $40,000 is due to us when we deliver a working prototype of the application to the purchaser in a form acceptable to it. The purchaser has also issued to us a promissory note for the balance of the purchase price (i.e., $250,000). The note provides that the $250,000 is payable upon demand after December 31, 2023 and, until then, accrues simple interest at an annual rate of 5% per year. We anticipate that it will cost an additional $10,000 to complete the development of the WarpSpeedTaxi prototype.

Our president commenced the development of the WarpSpeedTaxi application in May 2020 and then transferred it to us by way of a Bill of Sale for nominal consideration after our incorporation. None of the freelance developers or other third parties involved in the creation of the WarpSpeedTaxi application retain any intellectual property rights in the application. Those rights transfer to the purchaser of the application.

The WarpSpeedTaxi application will be used to provide ride-hailing services, also known as an e-taxi or mobility service provider, is a service that, via websites and mobile apps, matches passengers with drivers of vehicles for hire that are not licensed taxi drivers. The computer application that we are developing is intended to provide travelers with convenient door-to-door transport that leverages smart mobility platforms to connect drivers with passengers and lets drivers use their personal vehicles. Ride-hailing, like a traditional taxi service, facilitates drivers providing rides to customers for a fee. However, ride-hailing offers additional capabilities, such as efficient pricing tools, matching platforms, rating systems, and food delivery.

The WarpSpeedTaxi application will allow customers to hire standard and luxury motor vehicles via a smartphone or personal computer for both one-way and round-trips with the price based on the distance travelled and the current level of demand for vehicles. In addition to transporting passengers, the application may also be used for deliveries of goods from restaurants, grocery stores, and other businesses that typically utilize local vehicle courier services.

Customers will use the application to request a ride or the delivery of goods. Drivers will connect with customers via the application, pick up customers or goods to be delivered in accordance with the customer’s request, and then drive the customers or goods to their destination. Customers will pay for the transportation through the application by way of credit card. Drivers will receive payments for each ride or delivery they complete via a weekly direct deposit to their bank accounts. Because we have agreed to sell the WarpSpeedTaxi application, we will not realize any revenue or incur any operation costs from its use since the purchaser will be providing ride-hailing and food delivery services. The consideration that we will receive from the application is limited to $300,000 that the purchaser is required to pay us.

Our agreement to sell the WarpSpeedTaxi application provides that the purchaser will own a 100% interest in the WarpSpeed Taxi computer and mobile device application including all intellectual property rights, all incorporated technology and all design specifications. The one exception to the purchaser’s outright ownership of the application is that we and the purchaser will jointly own all operational data and databases relating to the WarpSpeedTaxi application. However, we are not entitled to use the data for any purpose that competes directly or indirectly with the purchaser’s use and operation of the application for ride-hailing and food delivery. The agreement with the purchaser does not prevent us from developing similar technologies for other third-party customers though we would have to ensure that any similar technologies would not infringe upon the intellectual property rights of the WarpSpeedTaxi application purchaser.

Privacy and Value Employee Monitoring Software

We also commenced developing employee monitoring software known as “Privacy and Value” in December 2020 shortly after our incorporation. Our goal is to develop a software product that balances employer concerns regarding employee efficiency and productivity with employee privacy. We will retain all interest in the intellectual property relating to the Privacy and Value software unless we subsequently sell those rights.

As companies are increasingly attempting to meet the demands of employees that want work environment flexibility and are forced to avoid employee congregation in response to the current global Covid-19 pandemic, they are retaining staff that either work from home or they rely on outsourcing to retain employees and independent contractors in other countries. One of the primary concerns with having staff work in a separate location that removes them from the daily, direct oversight of management is that employee productivity will suffer. One of the responses to this concern is for businesses to use some form of worker surveillance in order to ensure that employees are utilizing their work time efficiently. However, businesses may face pushback from their staff due to concerns that their personal privacy is compromised when they are subject to constant monitoring during work hours. They may resist practices such as webcam surveillance or persistent computer screen observation.

To address employer concerns regarding staff efficiency and employee concerns regarding privacy, we intend to develop the Privacy and Value software that has features to monitor worker computer productivity while providing employees with reasonable privacy during their work days. The intended features of the software are as follows:

●	the software will monitor the employees’ computer desktops while they are actually working on the system. Surveillance will commence when an employee logs on to his or her computer through our software and will continue until the employee logs out of the system. After an employee signs out of the software, recording and monitoring will cease and the employee can access his or her computer contents and the Internet for personal purposes;

●	when the employee is logged in, the software will allow management to maintain real-time access to employee activity and to view each employee’s desktop screen content and the keystrokes that the employee is typing. All of this information will also be recorded and stored for future management use with all information time stamped. The file name for each day’s recording will be the employee’s first name, last name, and the year, month, and day, which will allow a manager to identify the appropriate recording without difficulty; and

●	based on employee actions, the software will calculate the amount of time that the employee was logged into the system based on a searchable time period (e.g., a shift, a week, or a month). It will also indicate the length of various time periods during which the employee did not make any keystrokes on his or her computer and allow the manager to quickly access the recording of employee’s desktop at the times when keystrokes commenced and stopped. The software will also provide details of the length of each break that the employee takes during the work period analyzed. It will also have tools that the manager can use, in tabular and graphic form, to compare the efficiency of employees in terms of keystrokes and time logged in to their computer.

We entered into an Asset Purchase and Joint Venture agreement dated March 15, 2021, as amended, whereby Cyber Apps World, Inc. (“Cyber Apps”), a reporting company, has agreed to purchase a 50% interest in the Privacy and Value software for

1.	$10,000 upon execution of the agreement, which has been paid; and

2.	an amount equal to the estimation of the value of the 50% interest in Privacy and Value based upon an independent business valuation, less the $10,000 payment, which amount shall be no less than $50,000 and no more than $250,000 and was due by June 15, 2021.

We obtained an independent valuation of the Privacy and Value software in its present form of development that estimated its value at approximately $2,200,000. Accordingly, the amount that was due from Cyber Apps to Limitless Projects Inc. under the Asset Purchase and Joint Agreement was $250,000.

We and our president, Daniel Okelo, also entered into agreements with Cyber Apps whereby they each will transfer 50,000,000 of our shares, for a total of 100,000,000 to Cyber Apps and its principals for a cash payment of $250,000 that was due on June 15, 2021. Cyber Apps did not make the $250,000 payment by the deadline date of June 15, 2021. The parties are in the process of renegotiating the agreement payment terms. However, there is no guarantee that a revised agreement will be reached.

If we completes the sale of the 50% interest in the Privacy and Value software to Cyber Apps, the parties will form a single purpose joint for the purpose of completing, testing, marketing, and selling the Privacy and Value software. The joint venture will be managed by a management committee with each party appointing one member to the committee and those two members jointly appointing an independent third member of the committee.

EMERGING GROWTH COMPANY STATUS

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act.

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.	on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.	on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.	on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4.	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

1.	it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer’s most recently completed second fiscal quarter;

2.	It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.	It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.	Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.	Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

4.	Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5.	The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer’s size.

Pursuant to Section 107 of the JOBS Act, an emerging growth company may choose to forgo such exemption and instead comply with the requirements that apply to an issuer that is not an emerging growth company. We have elected under this section of the JOBS Act to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions relating to complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

COMPETITION

The software and computer application development business is extremely fragmented and competitive. The sector includes large, established corporations that develop their products in-house and have the capability and financial resources necessary in order to launch and market their products, as well as large custom software development companies that design products according to client specifications, such as Praxent, Orases, 10Pearls, Fingent, Tack Mobile, and Mercury Development. Additionally, there are smaller niche market participants that focus on a single or small number of products that are well-tailored to specific commercial or consumer demands. Many of these competitors have international operations and are able to not only compete in terms of software quality, but also based on price given their access to software development talent in developing countries, such as India, where skilled labor is less expensive.

Our competitors will have greater financial resources and may be able to develop software and computer application products that have better design qualities and features than the ones that we develop. We may be unable to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Our ability to compete with other companies in the sector will depend on our success in retaining skilled independent contractors to complete the development of our software and computer application projects. As well, our ability to generate sales will greatly depend on our president’s ability to identify software and application concepts that are attractive to potential purchasers and ultimately to the businesses and consumers that will use them.

COMPLIANCE WITH GOVERNMENT REGULATIONS

We will be subject to a wide variety of laws and regulations in the United States and other jurisdictions. These laws, regulations, and standards govern issues such as consumer protection and privacy, data usage, data integrity, cybersecurity, worker confidentiality, and intellectual property. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

Privacy, Data Storage, and Data Usage

In 2018, the European Union adopted measures to improve cybersecurity and data privacy practices by passing the General Data Protection Regulation to hold organizations liable for poor practices. The Regulation requires organizations to implement appropriate technical and organizational measures to ensure ongoing confidentiality, integrity, availability, and resilience of processing systems and services. Any company that fails to comply with the Regulation may be subject to a regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue. Similar laws are now in effect in countries such as Australia, Japan, Brazil, and South Korea, among others. While the United States has not adopted federal data security laws, it is likely that it will in the future. Although it is the companies that purchase our software, and in some instances, their customers who will be responsible for compliance with these laws and regulations, such enactments will impact our software design since we will be expected to develop software that allows companies to meet regulatory requirements.

The purchaser of the WarpSpeedTaxi application and users of the Privacy and Value software can use our products to collect, use, and store personal or identifying information regarding their customers and employees. Federal, state and foreign government bodies and agencies have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from individuals. While there is no comprehensive federal law that governs data privacy in the United States, the Federal Trade Commission (“FTC”) has jurisdiction over commercial entities to prevent deceptive trade practices. The FTC has the authority to take action against companies that fail to implement and maintain reasonable data security measures, fail to follow a privacy policy that they have adopted, or transfer or sell personal information. When the FTC has held that companies have failed to protect user privacy, they have often imposed substantial fines. For example, in 2019, the FTC fined Facebook $5 billion for deceiving website users about their ability to control the privacy of their personal information.

In June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for companies, which became effective in 2020. These duties include informing data subjects when and how data is collected and giving them the ability to access, correct, and delete such information. The CCPA creates a private right of action that could lead to consumer class actions and other litigation with statutory damages of up to $750 per violation. The California Attorney General will also maintain authority to enforce the CCPA and will be permitted to seek civil penalties for intentional violations of the CCPA of up to $7,500 per violation.

New York has adopted similar legislation, known as the SHIELD Act, which requires any person or business owning or licensing computerized data that includes the private information of a resident of New York to implement and maintain reasonable safeguards to protect the security, confidentiality and integrity of the private information. Violators may be liable for a civil penalty of up to $5,000 dollars per violation.

Surveillance

Our Privacy and Value software will allow employers to monitor the work that employees conduct on their computers. The United States Electronic Communications Privacy Act of 1986 (“ECPA”) allows business owners to monitor all employee verbal and written communication as long as the company can present a legitimate business reason for doing so. This ability for companies to monitor their workers extends to employee use of company devices, such as a computer. However, it is unclear how these provisions may apply to situations in which an employee works from home or uses his or her own personal computer for a combination of work and non-work tasks. Customers that use our software must ensure that they comply the ECPA provisions and also be aware of specific state constitutional laws in California, Florida, Louisiana and South Carolina that guarantee resident rights to privacy and may require notice of monitoring to employees. While it would be our customers rather than us that must ensure compliance with surveillance laws, our business may be adversely impacted if potential customers are reluctant to purchase Privacy and Value software due to these legal concerns. Individuals who violate ECPA provisions face up to five years in prison and fines up to $250,000. Victims are also entitled to bring civil suits and recover actual damages, in addition to punitive damages and attorney’s fees, for violations.

Intellectual Property Laws

While we have filed for trademark protection of the WarpSpeedTaxi and Privacy and Value names and logos, we have not filed for any other intellectual property protection of the WarpSpeedTaxi application or the Privacy and Value software. Without assessing whether we hold copyrights to the programming code that is included in the products we are developing or whether we may be violating intellectual property that others hold, we bear the risk that someone could either copy the software that we have developed or that we may be liable to a third-party for violating their intellectual property rights. While copyright protection of software is effective upon creation of the works, lack of copyright registration makes it more difficult for us to prove our ownership of the software we develop. If we are held to have infringed on the copyrighted work of others, we may have to pay damages to the copyright holder that may represent the gains that we realized from infringing the patent or possibly a much greater amount. The copyright holder is typically granted a permanent injunction that would prevent an infringing company from continuing to sell or license its software products.

EMPLOYEES

We have no employees as of the date of this prospectus. We have retained independent contractors to complete the development of our WarpSpeedTaxi application and our Privacy and Value software.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

SUBSIDIARIES

We own a 50% interest in Privacy and Value Inc., a Wyoming corporation that holds all of the assets relating to the Privacy and Value employee monitoring software.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks. We have recently submitted trademark applications for the WarpSpeedTaxi name and logo and the Privacy and Value name and logo.

DESCRIPTION OF PROPERTY

We do not own any interest in real property.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interest in real property.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock do not trade on any recognized stock exchange or quotation system. We have retained a market maker that has filed an application on our behalf to commence trading on OTC Markets. However, there is no guarantee that FINRA will approve the application and that a trading market will develop for our shares.

As of July 06, 2021, there were approximately 37 beneficial owners of record of our common stock.

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. We have not paid any dividends and we do not have any current plans to pay any dividends.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of our Financial Conditions and Results of Operations.

Introduction

We were incorporated on November 18, 2020 under the laws of the State of Wyoming.

Results of Operations for Fiscal 2021

From our incorporation on November 18, 2020 to our fiscal year end of July 31, 2021, we earned a total of $20,067 in revenue related to our sale of the WarpSpeedTaxi application and the Privacy and Value software, as well as an additional $67 in revenue from customer subscriptions for the Privacy and Value software. During the fiscal year ended July 31, 2021, we incurred net loss of $23,636 due to us incurring $37,876 in general and administrative fees.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Liquidity and Capital Resources

As of July 31, 2021, our current assets consisted of $66,749 in cash and $10,000 in prepayments and deposits and $40,000 in accounts receivable our total liabilities were $358,577, which consisted of accounts payable and accrued liabilities and deferred revenue of $290,000 to the vendor of the WarpSpeed Taxi application and the Privacy and Value software. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the fiscal year ended July 31, 2021, net cash flows used in operating activities were $277,767 consisting of our net loss for the period and prepayments and deposits at period end, adjusted for accounts payable of $68,577 and deferred revenue of $290,000.

Cash Flows from Financing Activities

We have financed our operations exclusively through the sale of our common stock. For the fiscal year ended July 31, 2021, net cash from financing activities was $50,410.

Cash Flows from Investment Activities

For the fiscal year ended July 31, 2021, we used $261,428 in net investment activities consisting of a $250,000 note receivable and $11,428 related to the acquisition and further development of the and Privacy and Value applications, as well as office equipment.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern

Since our incorporation, we have financed our operations through proceeds from the sale of our common stock. We expect to finance operations through the sale of equity for the foreseeable future, as we do not receive significant revenue from our business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

Our ability to raise additional capital is affected by trends and uncertainties beyond our control. We do not currently have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties. We base its estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. The policies discussed below are considered by management to be critical to an understanding of our financial statements. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives:

Evaluation of Long-Lived Assets

We review property and equipment for potential impairment whenever significant events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets”. An impairment exists when the carrying amount of the long-lived assets is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

631-318-0351

To the shareholders and the board of directors of Limitless Projects Inc..

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Limitless Projects Inc and the related statements of income, stockholders equity and cash flow for the period November 18, 2020 - July 31, 2021. In my opinion based on my audit the financial statements present fairly in all material respects the financial position of the company as of July 31, 2021 and the results of its operations and its cash flows for the year then ended in conformity with principles generally accepted in the United States of America.

These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on the financial statements based on my audit. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe my audit provides a reasonable basis for my opinion.

/s/ Jack Shama, CPA

Jack Shama, CPA

September 27, 2021

I have served as the company’s auditor since February 2021.

LIMITLESS PROJECTS INC.

CONSOLIDATED BALANCE SHEET (AUDITED)

July 31, 2021
$
ASSETS

Current assets:
Cash	66,749
Accounts receivable	40,000
Deposits & prepayments	10,000
Total current assets	116,749
Fixed assets:
Office equipment	5,428
Software	6,000
Total fixed assets	11,428
Other assets:
Notes receivable	250,000
Total other assets	250,000

Total assets	378,177

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	68,577
Deferred revenue	290,000
Total current liabilities	358,577

Total Liabilities	358,577

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 100,608,200 issued and outstanding as of July 31, 2021	10,061
100,000,000 issued and outstanding for business combination as of July 31, 2021	10,000
Additional paid in capital	30,349
Retained earnings	(23,636)
Minority interest	(7,174)
Total stockholder’s equity	19,600
Total liabilities and stockholder’s equity	378,177

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (AUDITED)

For the Year Ended July 31, 2021

July 31, 2021
$
Net Sales	20,067

Cost of Goods Sold
Software	13,000
Gross Income	7,067

Expenses
General and administrative	37,876
Consolidated loss before interest & taxes	(30,810)
Income tax	-
Consolidated net loss	(30,810)
Net loss to miniority interest	(7,174)
Net loss attributable to Limitless	(23,636)

Net income per share – basic and diluted	(0)

Weighted average shares outstanding – basic and diluted	200,608,200

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (AUDITED)

For the Year Ended July 31, 2021

			Additional
	Common Stock		Paid in	Accumulated	Minority
	Number	Par Value	Capital	Deficit	Interest	Total
		$	$	$	$	$
Opening Balance as of November 18, 2020 (inception)	-	-	-	-	-	-
Common stock issued for cash during the year	100,608,200	10,061	30,349	-	-	40,410
Issued of Share capital for business combination	100,000,000	10,000				10,000
Net Loss	-	-	-	(23,636)	(7,174)	(30,810)
Closing Balance as of July 31, 2021	200,608,200	20,061	30,349	(23,636)	(7,174)	19,600

(The accompanying notes are an integral part of these financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (AUDITED)

For the Year Ended July 31. 2021

For the Year
Ended
July 31, 2021
$
Cash flows from operating activities
Net income for the period	(30,810)
Change in operating assets and liabilities
Accounts Receivable	(40,000)
Depoists & Prepayments	(10,000)
Accounts payable and accrued liabilities	68,577
Deferred Revenue	290,000
Net cash used in operating activities	277,767

Cash flows from investing activities
Notes Receivable	(250,000)
Fixed Assets	(11,428)
Net cash used in investing activities	(261,428)
Cash flows from financing activities
Proceeds from issuance of common stock	40,410
Proceeds from issuance of common shares for investment	10,000
Net cash provided by financing activities	50,410

Change in Cash	66,749

Cash – beginning of period	-

Cash – end of period	66,749

Supplemental cash flow disclosures

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

July 31, 2021

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

The Company entered into an Asset Purchase and Joint Venture agreement dated March 15, 2021, as amended, whereby a third-party has agreed to purchase a 50% interest in the Privacy and Value software for $10,000 upon execution of the agreement (paid) and an additional $250,000, which was due on June 15, 2021. The purchaser did not make the $250,000 payment by the deadline date of June 15, 2021. The parties are in the process of renegotiating the agreement payment terms.

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has realized net loss of $(23,636) since its incorporation on November 18, 2020 and it is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, proceeds from its public offering, and revenue from its sale of computer software and applications. The Company has no written or verbal commitments from stockholders or its director or officer to provide the Company with any form of cash advances, loans, or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As at July 31, 2021, the Company had $66,749 in cash.

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

LIMITLESS PROJECTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

July 31, 2021

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 18, 2020 (inception) through July 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

LIMITLESS PROJECTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

July 31, 2021

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share. During the period ended July 31, 2021, the Company issued 100,608,200 shares of common stock for total cash proceeds of $40,410.

At July 31, 2021, there were no issued and outstanding stock options or warrants.

5. RELATED PARTY TRANSACTIONS

None.

6. INCOME TAXES

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2021.  All tax years since inception remains open for examination by taxing authorities.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2021, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2021. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2021 and were subject to material weaknesses.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2021, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2021 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors, their ages, and their positions as of the date of this prospectus are as follows:

Name of Executive Officer and/or Director	Age	Position
Daniel Okelo	35	President, C.E.O., C.F.O., Secretary and director

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Daniel Okelo acts as our President, C.E.O., C.F.O., and a director. Since April 2019, he has also acted as relief manager for Ashnil Lodges and Camps. From September 2018 to April 2019, Mr. Okelo acted as a manager for the Crown Plaza Hotel and, from December 2015 to September 2018, he acted as the rooms division manager for the Nairobi Safari Club. All of these companies are located in Nairobi, Kenya. Mr. Okelo is in the course of completing his Master of Science degree in Hospitality and Tourism Management from Kenyatta University in Nairobi. He earned his Bachelor of Science degree in Hospitality and Tourism Management from the same institution in 2014. Mr. Okelo also holds a diploma in hotel management from Kenya Utalii College in Nairobi.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2021, all such filing requirements applicable to its officers and directors were complied with, except that Daniel Okelo was required to file a Form 3 with respect to his shareholdings.

Code of Ethics

We have not adopted a Code of Ethics that governs the conduct of our officer.

Audit Committee

We do not have a formal audit committee or an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation.

The following table sets forth the compensation paid by us since our incorporation to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Daniel Okelo President, CEO, CFO, Secretary, and a director	2021	None	None	None	None	None	None	None	None

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to our director in his capacity as such.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

Our directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director service contracts.

Change of Control

We do not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as September 27, 2020, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

		Amount of
Title of	Name and address	beneficial	Percent
Class	of beneficial owner	ownership	of class

Common	Daniel Okelo	100,000,000	99.4%
Stock	President, C.E.O., C.F.O., Secretary, and director
	2261 Rosanna Street
	Las Vegas, Nevada 89117

Common	All Officers and Directors	100,000,000	99.4%
Stock	as a group that consists of one person	shares

The percent of class is based on 100,608,200 shares of common stock that is currently issued and outstanding.

None of the above shareholders have any right to acquire additional shares of common stock in the capital of the Company. There are no arrangements that may result in our change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 26, 2021, we offered and sold 100,000,000 shares of common stock to Daniel Okelo who acts as our sole director and officer. We sold these shares to Mr. Okelo at a price of $0.0001 per share for aggregate proceeds of $10,000.

Otherwise, during the period from our inception to July 31, 2021, and the period since our more recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statement for the fiscal year ended July 31, 2021 was $3,000.

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

All other fees billed by our accountants in the last fiscal year of our Company totaled $500.

It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation*
3.2	Articles of Amendment*
3.3	By-Laws*
10.1	Asset Purchase Agreement*
10.2	Bill of Sale**
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer, filed herewith
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer, filed herewith

* filed as an exhibit to our registration statement on Form S-1 filed on February 5, 2021.

** filed as an exhibit to our registration statement on Form S-1 filed on March 8, 2021.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMITLESS PROJECTS INC.

By:	/s/ Daniel Okelo
President and Chief Executive Officer

Date: September 27, 2021

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Okelo
Daniel Okelo
(President, Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, and Director)

Date: September 27, 2021