Form 10-Q
period 2021-10-31
Limitless Projects Inc.
filed 2021-12-14
CIK 1842167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 333-252795

Limitless Projects Inc.

(Exact name of registrant as specified in its charter)

Wyoming	85-3964614
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2261 Rosanna Street, Las Vegas, Nevada 89117

(Address of principal executive offices) (Zip Code)

269-692-9418

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

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

200,608,200 shares of common stock are issued and outstanding as of December 13, 2021.

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2021 In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2021 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED BALANCE SHEET

	October 31, 2021	July 31, 2021
	$	$
ASSETS

Current assets:
Cash	68,744	66,749
Accounts receivables	40,000	40,000
Deposit & prepayments	10,000	10,000
Total current assets	118,744	116,749
Fixed assets:
Office equipment	5,428	5,428
Software	166,000	6,000
Total fixed assets	171,428	11,428
Other assets:
Notes Receivable	250,000	250,000
Total other assets	250,000	250,000

Total assets	540,172	378,177

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	300,039	68,577
Deferred Revenue	290,000	290,000
Total current liabilities	590,039	358,577

Total Liabilities	590,039	358,577

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 100,608,200 issued and outstanding as of October 31, 2021	10,061	10,061

100,000,000 issued and outstanding for business combination as of October 31, 2021	10,000	10,000
Additional paid in capital	30,349	30,349
Accumulated deficit	(86,529)	(23,636)
Minority Interest	(13,748)	(7,174)
Total stockholder’s equity	(49,867)	19,600

Total liabilities and stockholder’s equity	540,172	378,177

(The accompanying notes are an integral part of these unaudited financial statements)

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

For the period from August 1, 2021 to October 31, 2021

Income
Affiliate income	$139
Total Income	139
Expenses:
General and administrative	91,907
Consolidated loss before interest & taxes	(91,767)
Income tax	-
Consolidated net loss	(91,767)
Net loss to minority interest	(28,874)
Net loss attributable to Limitless	(62,894)

Net loss per share – basic and diluted	(0)

Weighted average shares outstanding – basic and diluted	200,608,200

(The accompanying notes are an integral part of these unaudited financial statements)

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from August 1, 2021 to October 31, 2021

			Additional
	Common Stock		Paid in	Accumulated	Minority
	Number	Par Value	Capital	Deficit	Interest	Total
		$	$	$	$	$
Opening Balance, July 31, 2021	100,608,200	10,061	30,349	(23,636)	(7,174)	9,600
Opening Balance of Issued of Share capital for business combination	100,000,000	10,000				10,000
Common Shares issued by Privacy and Value	-	-			22,300	22,300
Net Loss	-	-	-	(62,894)	(28,874)	(91,767)
Closing Balance, October 31, 2021	200,608,200	20,061	30,349	(86,529)	(13,748)	(49,867)

(The accompanying notes are an integral part of these unaudited financial statements)

LIMITLESS PROJECTS INC

UNAUDITED STATEMENT OF CASH FLOWS

For the period from August 1, 2021 to October 31, 2021

$
Cash flows from operating activities
Net loss for the period	(91,767)
Change in operating assets and liabilities
Prepayments & deposits	-
Accounts payable and accrued liabilities	231,463
Net cash used in operating activities	139,695

Cash flows from investing activities
Purchase of software	(160,000)
Net cash used in investing activities	(160,000)

Cash flows from financing activities
Common stock	22,300
Net cash used in investing activities	22,300

Change in cash	1,995

Cash – beginning of period	66,749

Cash – end of period	68,744

Supplemental cash flow disclosures

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2021

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

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a consolidated net loss for the period of $(91,767) and resulting in an accumulated deficit of $(86,529) as of October 31, 2021 and it is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, proceeds from its public offering, and revenue from its sale of computer software and applications. The Company has no written or verbal commitments from stockholders or its director or officer to provide the Company with any form of cash advances, loans, or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As October 31, 2021, the Company had $68,744 in cash.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 18, 2020 (inception) through October 31, 2021 , there were no potentially dilutive debt or equity instruments issued or outstanding.

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

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share. The Company did not issue any shares of its common stock during the quarter.

At October 31, 2021, there were no issued and outstanding stock options or warrants.

5. RELATED PARTY TRANSACTIONS

None.

ITEM 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this section.

Background

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

Results of Operations for the Three months Ended October 31, 2021

Our consolidated net loss for the three-month period ended October 31, 2021 was $91,767, which consisted of general and administrative fees of $91,767 less revenue during the period of $139 relating to sales and affiliate revenue from our Privacy and Value software product. Software is under development process. The reason of increase in software cost is due to development bill given by software development team development company and it is not yet paid so it is reflected in accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2021, our current assets were $118,744 compared to $116,749 at July 31, 2021. The increase in current assets in the current fiscal year is due to subscription proceeds that we generated through our sale of common stock pursuant to our registration statement on Form S-1, as amended. As of October 31, 2020, our total assets was $540,172 compared to $378,177 at July 31, 2021. This is a result of capitalizing more expenses related to the ongoing development of our software during the year.

As at October 31, 2021, our current liabilities were $590,039 compared to $358,577 at July 31, 2021. Current liabilities at October 31, 2021 were comprised entirely of accounts payable and accrued liabilities. The increase in the accounts payable and accrued liabilities is attributable to invoices related to our software development expenses incurred during the period as well as professional fees incurred with respect to our accounting team.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended October 31, 2021, net cash flows used in operating activities were $161,995 consisting of a net loss attributable to the Company of $69,467, which was offset by non-cash components of accounts payable and accrued liabilities, as well as prepayments and deposits.

Cash Flows from Investing Activities

For the period ended October 31, 2021, our cash flows used in investing activities were $160,000, which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $0 in the three-month period ended October 31, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our July 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of October 31, 2021, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of October 31, 2021. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of October 31, 2021, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2021 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

PART II

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.		Title of Document
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Label Linkbase Document
101.	PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Limitless Projects Inc.

Dated: December 13, 2021	By:	/s/ Daniel Okelo
Daniel Okelo
President, Chief Executive Officer, Chief Financial Officer, and director