Form 10-Q
period 2022-01-31
Limitless Projects Inc.
filed 2022-03-10
CIK 1842167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

100,608,200 shares of common stock are issued and outstanding as of March 8, 2022.

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the six months ended January 31, 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

goaliyah@hotmail.com

631-318-0351

To the shareholders and the board of directors of Limitless Projects Inc.

Report of Independent Registered Public Accounting Firm.

I have reviewed the accompanying balance sheet of Limitless Projects Inc. and the related statements of income, stockholders equity and cash flow for the three month period ending January 31, 2022. Based on my review I am not aware of any material modifications that should be made to the accompanying interim financial information for it to conform with accounting principles generally accepted in the United States of America.

Basis for review results.

These financial statements are the responsibility of the company’s management. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my review in accordance with the standards of the PCAOB. A review of interim financial Information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. A review of interim financial information is substantially less in scope then an audit conducted in accordance with the standards of the PCAOB, the objective of which is an expression of an opinion regarding the financial statements taken as a whole, and accordingly, no such opinion is expressed.

/s/ Jack Shama

Jack Shama, CPA

March 3, 2022

I have served as the company’s auditor since February 2021.

LIMITLESS PROJECTS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET

As of January 31, 2022 and July 31, 2021

	January 31,	July 31,
	2022	2021
	$	$
ASSETS

Current assets:
Cash	106,306	66,749
Accounts Receivable	-	40,000
Prepayment & Deposit	25,000	10,000
Total current assets:	131,306	116,749
Fixed assets:
Office Equipment	5,428	5,428
Software	481,151	6,000
Total fixed assets:	486,579	11,428
Other assets:
Notes Receivable	-	250,000
Total other assets:	-	250,000

Total assets:	617,886	378,177

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	354,428	68,577
Deferred Revenue	-	290,000
Total current liabilities:	354,428	358,577

Total Liabilities:	354,428	358,577

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 315,608,200 issued and outstanding as of January 31, 2022 (July 31, 2021 - 200,608,200)	31,561	20,061
Additional Paid in Capital	32,949	30,349
Accumulated Deficit	(190,504)	(23,636)
Minority Interest	389,451	(7,174)
Total stockholder’s equity:	263,457	19,600

Total liabilities and stockholder’s equity:	617,886	378,177

(The accompanying notes are an integral part of these unaudited interim financial statements)

LIMITLESS PROJECTS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

For the three and six months ended January 31, 2022

	For the Three Months	For the Six Months
	Ended January	Ended January
	2022	2022
	$	$
Income:
General Revenue	195	334
Total Income:	195	334
Expenses
General and administrative	127,168	254,412
Consolidated net loss	(126,973)	(254,078)
Net loss attributable to minority interest	(58,325)	(87,211)
Net loss attributable to Limitless	(68,647)	(166,868)

Net loss per share – basic and diluted	-	-
Weighted average shares outstanding – basic and diluted	315,608,200	315,608,200

(The accompanying notes are an integral part of these unaudited interim financial statements)

LIMITLESS PROJECTS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended January 31, 2022

	Common Stock		Additional	Accumulated	Minority
	Number	Par Value	Paid in Capital	Deficit	Interest	Total
		$	$	$	$	$
Opening Balance - July 31, 2021	200,608,200	20,061	30,349	(23,636)	(7,174)	19,600
Opening Balance of Issued of Share capital for business combination	141,000,000	14,100	-	-	-	14,100
Common Shares issued by Privacy and Value	-	-	-	-	22,300	22,300
Common Shares issued by WarpSpeed Taxi	-	-	-	-	465,000	465,000
Cancellation of Shares by WarpSpeed Taxi	(26,000,000)	(2,600)	2,600	-	-	-
Other	-	-	-	-	(3,464)	(3,464)
Net Loss	-	-	-	(166,868)	(87,211)	(254,078)
Closing Balance - January 31, 2022	315,608,200	31,561	32,949	(190,504)	389,451	263,457

(The accompanying notes are an integral part of these condensed interim financial statements)

LIMITLESS PROJECTS, INC.

UNAUDITED STATEMENT OF CASH FLOWS

For the six months ended January 31, 2022

Six Months Ended
January 31, 2022
$
Cash flows from operating activities:
Consolidated net loss	(254,078)
Change in operating assets and liabilities:
Accounts receivable	40,000
Prepayment & Deposits	(15,000)
Accounts payable and accrued liabilities	(4,716)
Notes Receivable	(250,000)
Investments	24,100
Net cash used in operating activities:	(459,694)

Cash flows from investing activities:
Software development	475,151
Net cash used in investing activities:	475,151

Cash flows from financing activities:
Common Stock @ Par Value	11,500
Additional Paid in Capital	2,600
Cash payment of investment purchase	10,000
Net cash used in financing activities:	24,100

Change in cash	39,557

Cash – beginning of period	66,749

Cash – end of period	106,306

Supplemental cash flow disclosures	-

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these unaudited interim financial statements)

LIMITLESS PROJECTS INC.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2022

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

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a consolidated net loss for the three months ended January 31, 2022 of $126,973 and an accumulated deficit of $190,504 as of January 31, 2022 and it is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, proceeds from its public offering, and revenue from its sale of computer software and applications. The Company has no written or verbal commitments from stockholders or its director or officer to provide the Company with any form of cash advances, loans, or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As January 31, 2022, the Company had $106,306 in cash.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 18, 2020 (inception) through January 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

During the six months ended January 31, 2022, the Company acquired a controlling interest of 115,000,000 shares of common stock in the capital of WarpSpeed Taxi Inc. pursuant to a settlement agreement with the company.

As of January 31, 2022, there were no issued and outstanding stock options or warrants.

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

WarpSpeedTaxi Application

We intend to complete the development of a ride-hailing and food delivery computer and mobile device application known as “WarpSpeedTaxi”. Our president commenced the development of the WarpSpeedTaxi application in May 2020 and then transferred it to us by way of a Bill of Sale for nominal consideration after our incorporation. None of the freelance developers or other third parties involved in the creation of the WarpSpeedTaxi application retain any intellectual property rights in the application. Those rights transfer to the purchaser of the application.

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

To address employer concerns regarding staff efficiency and employee concerns regarding privacy, we intend to develop the Privacy and Value software that has features to monitor worker computer productivity while providing employees with reasonable privacy during their work days. The intended features of the software are as follows:

• the software will monitor the employees’ computer desktops while they are actually working on the system. Surveillance will commence when an employee logs on to his or her computer through our software and will continue until the employee logs out of the system. After an employee signs out of the software, recording and monitoring will cease and the employee can access his or her computer contents and the Internet for personal purposes;

• when the employee is logged in, the software will allow management to maintain real-time access to employee activity and to view each employee’s desktop screen content and the keystrokes that the employee is typing. All of this information will also be recorded and stored for future management use with all information time stamped. The file name for each day’s recording will be the employee’s first name, last name, and the year, month, and day, which will allow a manager to identify the appropriate recording without difficulty; and

• based on employee actions, the software will calculate the amount of time that the employee was logged into the system based on a searchable time period (e.g., a shift, a week, or a month). It will also indicate the length of various time periods during which the employee did not make any keystrokes on his or her computer and allow the manager to quickly access the recording of employee’s desktop at the times when keystrokes commenced and stopped. The software will also provide details of the length of each break that the employee takes during the work period analyzed. It will also have tools that the manager can use, in tabular and graphic form, to compare the efficiency of employees in terms of keystrokes and time logged in to their computer.

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

If we complete the sale of the 50% interest in the Privacy and Value software to Cyber Apps, the parties will form a single purpose joint for the purpose of completing, testing, marketing, and selling the Privacy and Value software. The joint venture will be managed by a management committee with each party appointing one member to the committee and those two members jointly appointing an independent third member of the committee.

Results of Operations for the three and six months Ended January 31, 2022

Our consolidated net loss for the three and six-month period ended January 31, 2022 was $126,973 and $254,078, respectively, which consisted of general and administrative fees of $127,168 and $254,412, respectively, less revenue during the period of $195 and $334, respectively, relating to sales and affiliate revenue from our Privacy and Value software product.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2022, our current assets were $131,306 compared to $116,749 at July 31, 2021. The increase in current assets in the current fiscal year is due to subscription proceeds that we generated through our sale of common stock pursuant to our registration statement on Form S-1, as amended. As of January 31, 2022, our total assets were $617,886 compared to $378,177 at July 31, 2021. This is a result of capitalizing more expenses related to the ongoing development of our software during the year, offset by a decrease in notes receivable for $250,000.

As of January 31, 2022, our current liabilities were $354,428 compared to $358,577 at July 31, 2021. Current liabilities on January 31, 2022 were comprised entirely of accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended January 31, 2022, net cash flows used in operating activities were $459,694 consisting of a net loss of $254,078 for the period, decrease in accounts receivable of $40,000, increase in prepayments and deposits of $15,000, decrease in notes receivable of $250,000 and changes in accounts payable and investments.

Cash Flows from Investing Activities

For the period ended January 31, 2022, our cash flows used in investing activities were $475,151, which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows received from financing activities were $24,100 in the six-month period ended January 31, 2022, which consisted of $14,100 for the purchase of common stock and $10,000 for an investment purchase.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of January 31, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of January 31, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2022 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limitless Projects Inc.

Dated: March 8, 2022	By:	/s/ Daniel Okelo
Daniel Okelo
President, Chief Executive Officer, Chief Financial Officer, and director