Form 10-Q
period 2022-04-30
Limitless Projects Inc.
filed 2022-06-13
CIK 1842167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

100,608,200 shares of common stock are issued and outstanding as of May 26, 2022.

 Table of Contents

INDEX

		Page
PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (unaudited)
	CONDENSED CONSOLIDATED BALANCE SHEETS as of April 30, 2022 and July 31, 2021	2
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS for the three months and nine months ended April 30, 2022 and three months ended April 30, 2021 and inception to April 30, 2021	3
	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY for the nine months ended April 30, 2022, and three months ended April 30, 2021	4
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the nine months ended April 30, 2022, and three months ended April 30, 2021	5
	NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION	14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities.	14

Item 4	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

SIGNATURES		16

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

The results of operations for the nine months ended April 30, 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED BALANCE SHEET

As of April 30, 2022 and July 31, 2021

	April 30,	July 31,
	2022	2021
	$	$
ASSETS

Current assets:
Cash	12,384	66,749
Accounts receivables	-	40,000
Prepayment and deposits	25,000	10,000
Total current assets:	37,384	116,749
Fixed assets:
Office equipment	5,428	5,428
Software	482,360	6,000
Total fixed assets:	487,788	11,428
Other assets:
Notes receivable	-	250,000
Total other assets:	-	250,000

Total Assets:	525,172	378,177

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	524,845	68,577
Deferred revenue	-	290,000
Total current liabilities:	524,845	358,577

Total Liabilities:	524,845	358,577

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 315,608,200 issued and outstanding as of April 30, 2022 (July 31, 2021 - 200,608,200)	31,561	20,061
Additional paid in capital	32,949	30,349
Accumulated deficit	(365,694)	(23,636)
Minority interest	301,511	(7,174)
Total Stockholder’s Equity:	327	19,600

Total Liabilities and Stockholder’s Equity:	525,172	378,177

(The accompanying notes are an integral part of these condensed unaudited financial statements)

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	For the Three Months	For the Three Months	For the Nine Months	From inception November 18,
	Ended April 30	Ended April 30	Ended April 30	2020 to April 30
	2022	2021	2022	2021
	$	$	$	$
Income:
General Revenue	572	10,000	906	7,000
Total Income:	572	10,000	906	7,000
Expenses:
General and Administrative	363,701	16,075	618,114	16,925
Consolidated net loss:	(363,129)	(6,075)	(617,208)	(9,925)
Net loss attributable to minority interest	(174,484)	(100)	(275,150)	(275)
Net loss attributable to Limitless	(188,645)	(5,975)	(342,058)	(9,650)

Net loss per share – basic and diluted	-	-	-	-
Weighted average shares outstanding – basic and diluted	315,608,200	200,000,000	315,608,200	200,000,000

(The accompanying notes are an integral part of these condensed unaudited financial statements)

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the nine months ended April 30, 2022 and three months ended April 30, 2021

	Common Stock		Additional Paid in	Accumulated	Minority
	Number	Par Value	Capital	Deficit	Interest	Total
		$	$	$	$	$
Opening Balance, January 31, 2021	100,000,000	10,000	-	(3,500)	(350)	6,150
Issued of Share capital for business combination	100,000,000	10,000	-	-		10,000
Net Loss	-	-	-	(5,975)	(100)	(6,075)
Closing Balance, April 30, 2021	200,000,000	20,000	-	(9,475)	(450)	10,075

Opening Balance - July 31, 2021	200,608,200	20,061	30,349	(23,636)	(7,174)	19,600
Opening Balance of Issued of Share capital for business combination	141,000,000	14,100	-	-	-	14,100
Common Shares issued by Privacy and Value	-	-	-	-	22,300	22,300
Common Shares issued by WarpSpeed Taxi	-	-	-	-	565,000	565,000
Cancellation of Shares by WarpSpeed Taxi	(26,000,000)	(2,600)	2,600	-	-	-
Other	-	-	-	-	(3,465)	(3,465)
Net Loss	-	-	-	(342,058)	(275,150)	(617,208)
Closing Balance - April 30, 2022	315,608,200	31,561	32,949	(365,694)	301,511	327

(The accompanying notes are an integral part of these condensed unaudited financial statements)

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months period ended April 30, 2022 and three months ended April 30, 2021

	For the Nine Months	For the Three Months
	Ended April 30	Ended April 30
	2022	2021
	$	$
Cash flows from operating activities:
Consolidated net loss	(617,208)	(6,075)
Change in operating assets and liabilities
Accounts receivable	40,000	-
Prepayments and deposits	(15,000)	(10,000)
Accounts payable and accrued liabilities	263,282	1,732
Notes receivable	(250,000)	-
Investments	24,100	-
Net cash used in operating activities:	(554,826)	(14,343)

Cash flows from investing activities:
Software development	476,360	(3,000)
Net cash used in investing activities:	476,360	(3,000)

Cash flows from financing activities:
Issuance of common stock	11,500	-
Additional paid in capital	2,600	-
Cash payment of investment purchase	10,000	10,000
Net cash used in financing activities:	24,100	10,000

Change in cash	(54,365)	(7,343)

Cash – beginning of period	66,749	24,300

Cash – end of period	12,384	16,957

Supplemental cash flow disclosures	-	-

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these condensed unaudited financial statements)

LIMITLESS PROJECTS INC.
NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
April 30, 2022
(unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Limitless Projects Inc. (the “Company” or “Limitless”) was incorporated in the state of Wyoming on November 18, 2020 (“Inception”). The Company is in the business of developing computer software systems and mobile device applications. The Company’s fiscal year-end is July 31. The Company is developing a ride-hailing and food delivery computer and mobile device application, as well as employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy.

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a net loss attributable to Limitless for the three months ended April 30, 2022 of $188,645 and an accumulated deficit of $365,694 as of April 30, 2022 and it is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, proceeds from its public offering, and revenue from its sale of computer software and applications. The Company has no written or verbal commitments from stockholders or its director or officer to provide the Company with any form of cash advances, loans, or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As April 30, 2022, the Company had $12,384 in cash (July 31, 2021 - $66,749).

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2022 and July 31, 2021, there are no potentially dilutive debt or equity instruments issued or outstanding.

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

During the nine months ended April 30, 2022, the Company issued 141,000,000 shares of common stock for total cash proceeds of $14,100 to the Company’s director.

During the nine months ended April 30, 2022, the Company cancelled 26,000,000 shares of common stock at par value of $0.0001 per share related to WarpSpeed Taxi.

As of April 30, 2022, there were no issued and outstanding stock options or warrants.

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

Results of Operations for the three and nine months Ended April 30, 2022

Our net loss attributable to the Company for the three and nine months ended April 30, 2022 was $188,645 and $342,058 respectively, which consisted of general and administrative fees attributed to our operations less revenue during the periods of $572 and $906 respectively, relating to sales and affiliate revenue from our Privacy and Value software product.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2022, our current assets were $37,384 compared to $116,749 as of July 31, 2021. The decrease in current assets in the current fiscal year is due to expenses related to the development, maintenance, and marketing of our products. As of April 30, 2022, our total assets were $525,172 compared to $378,177 as of July 31, 2021. This is a result of capitalizing more expenses related to the ongoing development of our software during the year, offset by a decrease in notes receivable for $250,000.

As of April 30, 2022, our current liabilities were $524,845 compared to $358,577 as of July 31, 2021. Current liabilities on April 30, 2022 were comprised entirely of accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended April 30, 2022, net cash flows used in operating activities were $554,826 consisting of a consolidated net loss of $617,208 for the period, which was offset changes in accounts receivable of $40,000, accounts payable and accrued liabilities of $263,282, as well as prepayments and deposits of $15,000 and the write-off of a note receivable of $250,000.

Cash Flows from Investing Activities

For the period ended April 30, 2022, our cash flows used in investing activities were $476,360, which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software and the WarpSpeed Taxi computer application.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows received from financing activities were $24,100 in the nine-month period ended April 30, 2022, which consisted of $14,100 for the purchase of common stock and $10,000 for an investment purchase.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of April 30, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limitless Projects Inc.
Dated: June 13, 2022	By:	/s/ Daniel Okelo
Daniel Okelo
President, Chief Executive Officer, Chief Financial Officer, and director