Form 10-K
period 2022-07-31
Limitless Projects Inc.
filed 2022-10-31
CIK 1842167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 333-252795

LIMITLESS PROJECTS INC.

(Name of Registrant as Specified in Its Charter)

Wyoming	85-3964614
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2261 Rosanna Street Las Vegas, Nevada, 89117	89117
(Address of Principal Executive Offices)	(Zip Code)

(702) 802-0474

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of was $20,800 based on the price at which the common stock was last sold prior to July 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

i

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2022 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

WarpSpeedTaxi Application

We were previously involved in the development of a ride-hailing and food delivery computer and mobile device application known as “WarpSpeedTaxi”, which we were developing through our subsidiary, WarpSpeed Taxi Inc. (“WarpSpeed”).

On September 6, 2022, WarpSpeed entered into a debt settlement agreement with Global Corporate Structural Services Inc. (“GCSS”), a private company that has provided us with marketing, beta testing, cloning, and maintenance services in connection with the WarpSpeed Taxi computer application. Pursuant to the debt settlement agreement, WarpSpeed acknowledged that it owed $135,430.95 to GCSS for its services as of July 31, 2022.

On September 15, 2022, WarpSpeed entered into a final settlement agreement with GCSS whereby it agreed to transfer its 100% interest in the WarpSpeed Taxi application to GCSS in full and final satisfaction of the debt owed to GCSS and any other claims that GCSS has against WarpSpeed. However, WarpSpeed will retain a license for the sole and exclusive use of the WarpSpeed Taxi application in the United States.

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

1.	$10,000 upon execution of the agreement, which has been paid; and

2.	an amount equal to the estimation of the value of the 50% interest in Privacy and Value based upon an independent business valuation, less the $10,000 payment, which amount shall be no less than $50,000 and no more than $250,000 and is due by April 30, 2023.

We obtained an independent valuation of the Privacy and Value software in its present form of development that estimated its value at approximately $2,200,000. Accordingly, the amount that is due from Cyber Apps to Limitless Projects Inc. under the Asset Purchase and Joint Agreement is $250,000.

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

SUBSIDIARIES

We own a 50% interest in Privacy and Value Inc., a Wyoming corporation that holds all of the assets relating to the Privacy and Value employee monitoring software. We also own a 48% interest in WarpSpeed Taxi Inc., a Wyoming corporation that holds a license to the United States rights respecting the WarpSpeed Taxi application.

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

As of October 27, 2022, there were approximately 37 owners of record of our common stock.

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

Results of Operations for the year-ended July 31, 2022

From August 1, 2021 to our fiscal year end of July 31, 2022, we earned a total of $1,328 in revenue from customer subscriptions for the Privacy and Value software. During the fiscal year ended July 31, 2022, we incurred a consolidated net loss of $643,916 consisting entirely of general and administrative expenses.

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

Liquidity and Capital Resources

As of July 31, 2022, our current assets of $38,291 consisted of $13,291 in cash and $25,000 in prepayments and deposits our total liabilities were $554,279, which consisted of accounts payable of the WarpSpeed Taxi application and the Privacy and Value software. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2022, net cash flows used in operating activities were $555,736 consisting of a consolidated net loss of $643,916 for the period, which was offset changes in accounts receivable of $40,000, accounts payable and accrued liabilities of $289,081, as well as prepayments and deposits of $15,000 and the write-off of a note receivable of $250,000.

Cash Flows from Financing Activities

We have financed our operations exclusively through the sale of our common stock. For the fiscal year ended July 31, 2022, net cash from financing activities was $24,100.

Cash Flows from Investment Activities

For the fiscal year ended July 31, 2022, our cash flows used in investing activities were $478,178, which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software and the WarpSpeed Taxi computer application.

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

Not applicable

Item 8. Financial Statements and Supplementary Data (PCAOB: 50909)

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

631-318-0351

To the shareholders and the board of directors of Limitless Projects Inc..

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Limitless Projects Inc. and the related statements of income, stockholders equity, cash flows, including the related notes and any related schedules for the years ended July 31, 2022, and the period (inception) November 18, 2020 - July 31, 2021. In my opinion the financial statements present fairly in all material respects the financial position of the company as of July 31, 2022, and July 31, 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern matters.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has incurred losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion.

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

Critical audit matters.

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved my especially challenging, subjective, or complex judgments. I have determined that there are no critical audit matters to report.

The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion.

/s/ Jack Shama, CPA

Jack Shama, CPA

October 21, 2022

I have served as the company’s auditor since February 2021.

LIMITLESS PROJECTS INC

AUDITED CONSOLIDATED BALANCE SHEET

	July 31,	July 31,
	2022	2021
	$	$
ASSETS

Current assets:
Cash	13,291	66,749
Accounts Receivables	-	40,000
Prepayment & Deposit	25,000	10,000
Total current assets:	38,291	116,749
Fixed assets:
Software	470,134	6,000
Office Equipment	19,473	5,428
Total fixed assets:	489,607	11,428
Other assets:
Notes Receivable	-	250,000
Total other assets:	-	250,000

Total Assets:	527,898	378,177

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	554,279	68,577
Deferred Revenue	-	290,000
Total current liabilities:	554,279	358,577

Total Liabilities:	554,279	358,577

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 315,608,200 issued and outstanding as of July 31, 2022, and 200,608,200 as of July 31, 2021, respectively.	31,561	20,061
Additional Paid in Capital	32,949	30,349
Accumulated deficit	(381,166)	(23,636)
Minority interest	290,275	(7,174)
Total Stockholder’s Equity:	(26,381)	19,600

Total Liabilities and Stockholder’s Equity:	527,898	378,177

(The accompanying notes are an integral part of these audited consolidated financial statements)

LIMITLESS PROJECTS INC

AUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	For the year ended
	July 31,
	2022	2021
	$	$
Income:
Sales	1,328	20,067
Total Income:	1,328	20,067

Cost of Goods Sold:
Cost of Goods Sold	-	13,000
Total COGS:	-	13,000

Gross Profit	1,328	7,067

Expenses:
General and Administrative	645,245	37,876
Consolidated net loss:	(643,916)	(30,810)
Net loss attributable to minority interest	(286,386)	(7,174)
Net loss attributable to Limitless	(357,531)	(23,636)

Net loss per share – basic and diluted	-	-

Weighted average shares outstanding – basic and diluted	315,608,200	200,608,200

(The accompanying notes are an integral part of these audited consolidated financial statements)

LIMITLESS PROJECTS INC

AUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2022

	Common Stock		Paid in	Accumulated	Minority
	Number	Par Value	Capital	Deficit	Interest	Total
		$	$	$	$	$
Opening Balance as of November 18, 2020 (inception)	-	-	-	-	-	-
Issuance of common stock	100,608,200	10,061	30,349	-	-	40,410
Issued of Share capital for business combination	100,000,000	10,000	-	-	-	10,000
Net Loss	-	-	-	(23,636)	(7,174)	(30,810)
Closing Balance - July 31, 2021	200,608,200	20,061	30,349	(23,636)	(7,174)	19,600

Opening Balance - July 31, 2021	200,608,200	20,061	30,349	(23,636)	(7,174)	19,600
Issued of Share capital for business combination	141,000,000	14,100	-	-	-	14,100
Common Shares issued by Privacy and Value	-	-	-	-	22,300	22,300
Common Shares issued by WarpSpeed Taxi	-	-	-	-	565,000	565,000
Cancellation of Shares by WarpSpeed Taxi	(26,000,000)	(2,600)	2,600	-	-	-
Other	-	-	-	-	(3,465)	(3,465)
Net Loss	-	-	-	(357,531)	(286,386)	(643,916)
Closing Balance - July 31, 2022	315,608,200	31,561	32,949	(381,166)	290,275	(26,381)

(The accompanying notes are an integral part of these audited consolidated financial statements)

LIMITLESS PROJECTS INC

AUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended
	July 31,
	2022	2021
	$	$
Cash flows from operating activities:
Net loss for the period	(643,916)	(30,810)
Change in operating assets and liabilities
Accounts receivable	40,000	(40,000)
Prepayments & deposits	(15,000)	(10,000)
Accounts payable and accrued liabilities	289,080	358,577
Notes receivable	(250,000)	-
Investments	24,100	-
Net cash used in operating activities:	(555,736)	277,767

Cash flows from investing activities:
Software development	478,179	(261,428)
Net cash provided by (used in) investing activities:	478,179	(261,428)

Cash flows from financing activities:
Issuance of common stock	11,500	20,061
Additional Paid in Capital	2,600	30,349
Cash payment of investment purchase	10,000	-
Net cash used in financing activities:	24,100	50,410

Change in cash	(53,458)	66,749

Cash – beginning of period	66,749	-

Cash – end of period	13,291	66,749

Supplemental cash flow disclosures	-	-

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited consolidated financial statements)

LIMITLESS PROJECTS INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

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

The Company entered into an Asset Purchase and Joint Venture agreement dated March 15, 2021, as amended, whereby a third-party has agreed to purchase a 50% interest in the Privacy and Value software for $10,000 upon execution of the agreement (paid) and an additional $250,000, which is due on April 30, 2023.

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a consolidated net loss of $643,916 for the year-ended July 31, 2022, and an accumulated deficit of $381,166 as of July 31, 2022. It is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, proceeds from its public offering, and revenue from its sale of computer software and applications. The Company has no written or verbal commitments from stockholders or its director or officer to provide the Company with any form of cash advances, loans, or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2022, the Company had $13,291 in cash.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from August 1, 2021, through July 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”) but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The amendment is effective for public entities for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

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

During the year ended July 31, 2022, the Company issued 141,000,000 shares of common stock for total cash proceeds of $14,100 to the Company’s director.

During the year ended July 31, 2022, the Company cancelled 26,000,000 shares of common stock at par value of $0.0001 per share related to WarpSpeed Taxi.

As of July 31, 2022, there were no issued and outstanding stock options or warrants.

During the period ended July 31, 2021, the Company issued 100,608,200 shares of common stock for total cash proceeds of $40,410.

5. RELATED PARTY TRANSACTIONS

None.

6. INCOME TAXES

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2022.  All tax years since inception remains open for examination by taxing authorities.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2022 and were subject to material weaknesses.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2022 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors, their ages, and their positions as of the date of this prospectus are as follows:

Name of Executive Officer and/or Director	Age	Position
Daniel Okelo	37	President, C.E.O., C.F.O., Secretary and director

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Daniel Okelo acts as our President, C.E.O., C.F.O., and a director, and holds the same positions in our subsidiaries, WarpSpeed Taxi Inc. and Privacy and Value Inc. Since April 2019, he has also acted as relief manager for Ashnil Lodges and Camps. From September 2018 to April 2019, Mr. Okelo acted as a manager for the Crown Plaza Hotel and, from December 2015 to September 2018, he acted as the rooms division manager for the Nairobi Safari Club. All of these companies are located in Nairobi, Kenya. Mr. Okelo is in the course of completing his Master of Science degree in Hospitality and Tourism Management from Kenyatta University in Nairobi. He earned his Bachelor of Science degree in Hospitality and Tourism Management from the same institution in 2014. Mr. Okelo also holds a diploma in hotel management from Kenya Utalii College in Nairobi.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2022, all such filing requirements applicable to its officers and directors were complied with, except that Daniel Okelo was required to file a Form 3 with respect to his shareholdings.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Daniel Okelo President, CEO, CFO, Secretary, and a director	2022 2021	None None	None None	None None	None None	None None	None None	None None	None None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as October 28, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

		Amount of
Title of	Name and address	beneficial	Percent
Class	of beneficial owner	ownership	of class

Common	Daniel Okelo	100,000,000	99.40%
Stock	President, C.E.O., C.F.O., Secretary, and director
	2261 Rosanna Street
	Las Vegas, Nevada 89117

Common	All Officers and Directors	100,000,000	99.40%
Stock	as a group that consists of one person	shares

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year ended July 31, 2022, and the period since our more recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statement for the fiscal year ended July 31, 2022 was $2,000 (July 31, 2021 - $3,000).

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

All other fees billed by our accountants in the last fiscal year of our Company totaled $2,000 (July 31, 2021 - $500).

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

Date: October 31, 2022

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Okelo
Daniel Okelo
(President, Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, and Director)

Date: October 31, 2022