Form 10-Q
period 2022-10-31
Limitless Projects Inc.
filed 2022-12-14
CIK 1842167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 333-252795

Limitless Projects Inc.

(Exact name of registrant as specified in its charter)

2261 Rosanna Street

Las Vegas, Nevada, 89117

(Address of Principal Executive Offices)

(702) 802-0474

(Issuer’s Telephone Number, Including Area Code)

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

100,608,200 shares of common stock are issued and outstanding as of December 14, 2022.

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2022. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED BALANCE SHEET

	October 31,	July 31,
	2022	2022
	$	$
ASSETS

Current assets:
Cash	949	13,291
Prepayment & Deposit	25,000	25,000
Total current assets:	25,949	38,291
Fixed assets:
Software	342,229	470,134
Office Equipment	20,073	19,473
Total fixed assets:	362,302	489,607

Total Assets:	388,251	527,898

LIABILITIES & STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	428,605	554,279
Total current liabilities:	428,605	554,279

Total Liabilities:	428,605	554,279
Common stock: $0.0001 par value, 500,000,000 authorized, 315,608,200 issued and outstanding as of October 31, 2022 and July 31, 2022 respectively.	31,561	31,561
Additional Paid in Capital	32,949	32,949
Accumulated deficit	(389,103)	(381,166)
Minority interest	284,239	290,275
Total Stockholder’s Equity:	(40,354)	(26,381)

Total Liabilities and Stockholder’s Equity:	388,251	527,898

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	For the three months ended
	October 31,
	2022	2021
	$	$
Income:
General Income	-	139
Total Income:	-	139

Cost of Goods Sold:
Cost of Goods Sold	-	-
Total Cost of Goods Sold:	-	-

Gross Profit	-	139

Expenses:
General and Administrative	13,973	91,907
Consolidated net loss:	(13,973)	(91,767)
Net loss attributable to minority interest	(6,036)	(28,874)
Net loss attributable to Limitless	(7,937)	(62,893)

Net loss per share – basic and diluted	-	-

Weighted average shares outstanding – basic and diluted	315,608,200	200,608,200

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the three months ended October 31, 2022 and 2021

	Common Stock		Paid in	Accumulated	Minority
	Number	Par Value	Capital	Deficit	Interest	Total
		$	$	$	$	$
Opening Balance - July 31, 2021	100,608,200	10,061	30,349	(23,636)	(7,174)	9,600
Issued of Share capital for business combination	100,000,000	10,000	-	-	-	10,000
Common Shares issued by Privacy and Value	-	-	-	-	22,300	22,300
Net Loss	-	-	-	(62,893)	(28,874)	(91,767)
Closing Balance - October 31, 2021	200,608,200	20,061	30,349	(86,529)	(13,748)	(49,867)

Opening Balance - July 31, 2022	315,608,200	31,561	32,949	(381,166)	290,275	(26,381)
Net Loss	-	-	-	(7,937)	(6,036)	(13,973)
Closing Balance - October 31, 2022	315,608,200	31,561	32,949	(389,103)	284,239	(40,354)

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended
	October 31,
	2022	2021
	$	$
Cash flows from operating activities:
Net loss for the period	(13,973)	(91,767)
Change in operating assets and liabilities
Accounts payable and accrued liabilities	128,936	231,463
Net cash used in operating activities:	114,963	139,695

Cash flows from investing activities:
Software development	(127,305)	(160,000)
Net cash used in investing activities:	(127,305)	(160,000)

Cash flows from financing activities:
Issuance of common stock	-	22,300
Net cash used in financing activities:	-	22,300

Change in cash	(12,342)	1,995

Cash – beginning of period	13,291	66,749

Cash – end of period	949	68,744

Supplemental cash flow disclosures	-	-

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended October 31, 2022, and 2021

1. NATURE AND CONTINUANCE OF OPERATIONS

Limitless Projects Inc. (the “Company”) was incorporated in the state of Wyoming on November 18, 2020 (“Inception”). The Company is in the business of developing computer software systems and mobile device applications. The Company’s fiscal year-end is July 31. The Company, through subsidiaries, holds the sole and exclusive license to develop, market, and sell a ride-hailing and food delivery computer and mobile device application known as “WarpSpeed Taxi”. , as well as title to employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy, known as Privacy and Value.

The Company entered into an Asset Purchase and Joint Venture agreement dated March 15, 2021, as amended, whereby a third party has agreed to purchase a 50% interest in the Privacy and Value Value software for:

1.	$10,000 upon execution of the agreement, which has been paid; and

2.

an amount equal to the estimation of the value of the 50% interest in Privacy and Value based upon an independent business valuation, less the $10,000 payment, which amount shall be no less than $50,000 and no more than $250,000 and is due by April 30, 2023.

We obtained an independent valuation of the Privacy and Value software in its present form of development that estimated its value at approximately $2,200,000. Accordingly, the amount that is due from the purchaser under the Asset Purchase and Joint Agreement is $250,000.

If the Company completes the sale of the 50% interest in the Privacy and Value software, the parties will form a single purpose joint for the purpose of completing, testing, marketing, and selling the Privacy and Value software. The joint venture will be managed by a management committee with each party appointing one member to the committee and those two members jointly appointing an independent third member of the committee.

2. GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a consolidated net loss for the period of $13,973 and resulting in an accumulated deficit of $389,103 as of October 31, 2022, and it is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, proceeds from its public offering, and revenue from its sale of computer software and applications. The Company has no written or verbal commitments from stockholders or its director or officer to provide the Company with any form of cash advances, loans, or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of October 31, 2022, the Company had $949 in cash (July 31, 2022 - $13,291).

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended October 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

There was no capital stock activity during the three months ended October 31, 2022.

During the three months ended October 31, 2021, the Company issued 100,000,000 shares of common stock for total cash proceeds of $10,000 to the Company’s director.

At October 31, 2022, there were no issued and outstanding stock options or warrants.

5. SUBSEQUENT EVENTS

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

Results of Operations for the three months ended October 31, 2022, and 2021

Our consolidated net loss for the three months ended October 31, 2022, and 2021 was $13,973 and $91,767, which consisted entirely of general and administrative fees except for insignificant revenue recognized during the three months ended October 31, 2021, from affiliate revenue from our Privacy and Value software product.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2022, our current assets were $25,949 compared to $38,291 at July 31, 2022. The decrease in current assets in due to the use of cash to pay ordinary business expenses.

As of October 31, 2022, our liabilities were $428,605 compared to $554,279 on July 31, 2022. Liabilities on October 31, 2022, and July 31, 2022 were comprised entirely of accounts payable and accrued liabilities. The decrease in the accounts payable and accrued liabilities is attributable to payment of outstanding invoices related to our software development expenses.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the three months ended October 31, 2022, net cash flows from operating activities were $114,963 consisting of a net loss attributable to the Company of $13,973, which was offset by non-cash components of accounts payable and accrued liabilities of $128,936.

Cash Flows from Investing Activities

For the three months ended October 31, 2022, our cash flows used in investing activities were $127,305, which relates to the of fixed assets and software from the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $Nil during the three months ended October 31, 2022, as compared to $22,300 for the three months ended October 31, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our July 31, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of October 31, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of October 31, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of October 31, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2022 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limitless Projects Inc.

Dated: December 14, 2022	By:	/s/ Daniel Okelo
Daniel Okelo,
President, Chief Executive Officer, Chief Financial Officer, and director