Form 10-Q
period 2023-01-31
Limitless Projects Inc.
filed 2023-03-16
CIK 1842167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

100,608,200 shares of common stock are issued and outstanding as of March 16, 2023.

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2022. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended January 31, 2023 are not necessarily indicative of the results for the entire fiscal year or for any other period.

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED BALANCE SHEET

	January 31,	July 31,
	2023	2022
	$	$
ASSETS

Current assets:
Cash	321	13,291
Prepayment & Deposit	25,000	25,000
Total current assets:	25,321	38,291
Fixed assets:
Software	344,984	470,134
Office Equipment	20,073	19,473
Total fixed assets:	365,057	489,607

Total Assets:	390,378	527,898

LIABILITIES & STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	445,336	554,279
Total current liabilities:	445,336	554,279

Total Liabilities:	445,336	554,279

Common stock: $0.0001 par value, 500,000,000 authorized, 315,608,200 issued and outstanding as of January 31, 2023 and July 31, 2022 respectively.	31,561	31,561
Additional Paid in Capital	32,949	32,949
Accumulated deficit	(397,392)	(381,166)
Minority interest	277,925	290,275
Total Stockholder’s Equity:	(54,958)	(26,381)

Total Liabilities and Stockholder’s Equity:	390,378	527,898

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	For the three months ended		For the six months ended
	January 31,		January 31,
	2023	2022	2023	2022
	$	$	$	$
Income:
General Income	-	195	-	334
Total Income:	-	195	-	334

Cost of Goods Sold:
Cost of Goods Sold	-	-	-	-
Total Cost of Goods Sold:	-	-	-	-

Gross Profit	-	195	-	334

Expenses:
General and Administrative	14,603	127,168	28,576	254,412
Consolidated net loss:	(14,603)	(126,973)	(28,576)	(254,079)
Net loss attributable to minority interest	(6,314)	(58,325)	(12,350)	(87,211)
Net loss attributable to Limitless	(8,289)	(68,647)	(16,226)	(166,868)

Net loss per share – basic and diluted	-	-	-	-

Weighted average shares outstanding – basic and diluted	315,608,200	341,608,200	32,949	30,349

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the six months ended January 31, 2023 and 2022

	Common Stock		Paid in	Accumulated	Minority
	Number	Par Value	Capital	Deficit	Interest	Total
		$	$	$	$	$
Opening Balance - July 31, 2021	200,608,200	20,061	30,349	(23,636)	(7,174)	19,600
Opening Balance of Issued of Share capital for business combination	141,000,000	14,100	-	-	-	14,100
Common Shares issued by Privacy and Value	-	-	-	-	22,300	22,300
Common Shares issued by WarpSpeed Taxi	-	-	-	-	465,000	465,000
Cancellation of Shares by WarpSpeed Taxi						-
Other					(3,464)	(3,464)
Net Loss	-	-	-	(166,868)	(87,211)	(254,079)
Closing Balance - January 31, 2022	341,608,200	34,161	30,349	(190,504)	389,451	263,457

Opening Balance - July 31, 2022	315,608,200	31,561	32,949	(381,166)	290,275	(26,381)
Net Loss	-	-	-	(16,226)	(12,350)	(28,576)
Closing Balance - January 31, 2023	315,608,200	31,561	32,949	(397,392)	277,925	(54,958)

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended
	January 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss for the period	(28,576)	(254,079)
Change in operating assets and liabilities
Accounts receivable	-	40,000
Prepayment & Deposits	-	(15,000)
Accounts payable and accrued liabilities	140,155	(4,716)
Notes Receivable	-	(250,000)
Investments	-	24,100
Net cash used in operating activities:	111,579	(459,694)

Cash flows from investing activities:
Software development	(124,549)	475,151
Net cash used in investing activities:	(124,549)	475,151

Cash flows from financing activities:
Common Stock @ Par Value	-	11,500
Additional Paid in Capital	-	2,600
Cash payment of investment purchase	-	10,000
Net cash used in financing activities:	-	24,100

Change in cash	(12,970)	39,557

Cash – beginning of period	13,291	66,749

Cash – end of period	321	106,306

Supplemental cash flow disclosures	-	-

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended January 31, 2023, and 2022

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

2. GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a consolidated net loss for the period of $28,576 and resulting in an accumulated deficit of $397,392 as of January 31, 2023, and it is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, proceeds from its public offering, and revenue from its sale of computer software and applications. The Company has no written or verbal commitments from stockholders or its director or officer to provide the Company with any form of cash advances, loans, or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of January 31, 2023, the Company had $321 in cash (July 31, 2022 - $13,291).

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the six months ended January 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

There was no capital stock activity during the six months ended January 31, 2023.

During the three months ended October 31, 2021, the Company issued 100,000,000 shares of common stock for total cash proceeds of $10,000 to the Company’s director.

At January 31, 2023, there were no issued and outstanding stock options or warrants.

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

Results of Operations for the six months ended January 31, 2023, and 2022

Our consolidated net loss for the six months ended January 31, 2023, and 2022 was $28,576 and $254,412, which consisted entirely of general and administrative fees except for insignificant revenue recognized during the three months ended October 31, 2021, from affiliate revenue from our Privacy and Value software product.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2023, our current assets were $25,321 compared to $38,291 at July 31, 2022. The decrease in current assets in due to the use of cash to pay ordinary business expenses.

As of January 31, 2023, our liabilities were $445,336 compared to $554,279 on July 31, 2022. Liabilities on January 31, 2023, and July 31, 2022 were comprised entirely of accounts payable and accrued liabilities. The decrease in the accounts payable and accrued liabilities in the current fiscal year is attributable to payment of outstanding invoices related to our software development expenses.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the three months ended January 31, 2023, net cash flows from operating activities were $111,579 consisting of a net loss attributable to the Company of $28,576, which was offset by non-cash components of accounts payable and accrued liabilities of $140,155.

Cash Flows from Investing Activities

For the six months ended January 31, 2023, our cash flows used in investing activities were $124,549, which relates to the purchase cost of fixed assets and software from the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $Nil during the six months ended January 31, 2023, as compared to $24,100 for the six months ended January 31, 2022.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of January 31, 2023, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of January 31, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limitless Projects Inc.

Dated: March 16, 2023	By:	/s/ Daniel Okelo
Daniel Okelo,
President, Chief Executive Officer, Chief Financial Officer, and director