Form 10-Q
period 2023-04-30
Limitless Projects Inc.
filed 2025-09-10
CIK 1842167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-56462

Limitless Projects Inc.

(Exact name of registrant as specified in its charter)

Wyoming	85-3964614
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Shiriki House Office Community, 3rd Floor Westside Towers

Lower Kabete Road, Westlands Nairobi, Kenya 00100

(Address of principal executive offices) (Zip Code)

(702) 605-4080

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

100,608,200 shares of common stock are issued and outstanding as of September 8, 2025.

PART I - FINANCIAL INFORMATION

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

The results of operations for the nine months ended April 30, 2023, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Item 1. Financial Statements (unaudited)

LIMITLESS PROJECTS INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	April 30, 2023	July 31, 2022
	$	$
ASSETS
Current assets:
Cash	4	13,291
Prepayment & deposits	25,000	25,000
Total current assets:	25,004	38,291

Fixed assets:
Software	356,485	373,629
Office Equipment	20,073	5,427
Total Fixed assets:	376,558	379,056

Total Assets:	401,562	417,347

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	465,367	443,728
Total current liabilities:	465,367	443,728

Total Liabilities:	465,367	443,728

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 100,608,200 issued and outstanding as of April 30, 2023 and July 31, 2022, respectively	10,061	10,061
Additional paid in capital	697,695	640,695
Accumulated deficit	(752,112)	(694,891)
Minority interest	(19,449)	17,754
Total Stockholder’s Equity:	(63,805)	(26,381)

Total Liabilities and Stockholder’s Equity:	401,562	417,347

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022
	$	$	$	$
General income	-	572	-	906
Cost of goods sold	-	-	-	-
Gross profit	-	572	-	906

Expenses:
General and administrative	2,378	363,701	76,107	618,114
Operating loss	(2,378)	(363,129)	(76,107)	(617,208)

Net loss attributable to minority interest	(598)	(185,214)	(37,203)	(290,731)

Net loss attributable to Limitless	(1,780)	(177,915)	(38,904)	(326,477)

Consolidated net loss	(2,378)	(363,129)	(76,107)	(617,208)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	100,608,200	100,608,200	100,608,200	100,608,200

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

For the nine months period ended April 30, 2023 and 2022

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Minority Interest	Total
		$	$	$	$	$
Opening Balance, July 31, 2021	100,608,200	10,061	640,695	(353,853)	(7,174)	289,729
Adjustment to minority interest	-	-	-	-	327,637	327,637
Adjustment to shareholder’s fund	-	-	-	171	-	171
Net Loss	-	-	-	(326,477)	(290,731)	(617,208)
Closing Balance, April 30, 2022	100,608,200	10,061	640,695	(680,160)	29,731	327

Opening Balance, July 31, 2022	100,608,200	10,061	640,695	(694,891)	17,754	(26,381)
Shares issued by WarpSpeed Taxi	-	-	57,000	-	-	57,000
Adjustment to shareholder’s fund	-	-	-	(18,317)	-	(18,317)
Net Loss	-	-	-	(38,904)	(37,203)	(76,107)
Closing Balance, April 30, 2023	100,608,200	10,061	697,695	(752,112)	(19,449)	(63,805)

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended
	April 30,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss for the period	(76,107)	(617,208)
Adjustment to shareholder’s fund	(18,317)	597,935
Change in operating assets and liabilities:
Accounts receivable	-	40,000
Payments & deposits	-	(15,000)
Accounts payable and accrued liabilities	(88,913)	166,268
Note receivable	-	250,000
Net cash provided by (used in) operating activities:	(183,337)	421,995

Cash flows from investing activities:
Software development	113,049	(476,361)
Net cash provided by (used in) investing activities:	113,049	(476,361)

Cash flows from financing activities:
Additional paid in capital	57,000	-
Net cash provided by financing activities:	57,000	-

Change in cash	(13,288)	(54,366)

Cash - beginning of period	13,291	66,749

Cash - end of period	4	12,384

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the nine months ended April 30, 2023 and 2022

1. NATURE AND CONTINUANCE OF OPERATIONS

Limitless Projects Inc. (the “Company”) was incorporated in the state of Wyoming on November 18, 2020 (“Inception”). The Company is in the business of developing computer software systems and mobile device applications. The Company’s fiscal year-end is July 31. The Company, through a subsidiary, holds the sole and exclusive license to develop, market, and sell a ride-hailing and food delivery computer and mobile device application known as “WarpSpeed Taxi” in the United States, as well as title to employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy, known as Privacy and Value.

The Company entered into an Asset Purchase and Joint Venture agreement dated March 15, 2021, as amended, whereby a third party has agreed to purchase a 50% interest in the Privacy and Value software for:

1.)$10,000 upon execution of the agreement, which has been paid; and

2.)an amount equal to the estimation of the value of the 50% interest in Privacy and Value based upon an independent business valuation, less the $10,000 payment, which amount shall be no less than $50,000 and no more than $250,000 and is due by June 15, 2021.

The third party failed to make the payment due June 15, 2021 and the agreement has been terminated.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the nine-month ended April 30, 2023, the Company determined that its previously issued financial statements for the nine-month ended April 30, 2022, contained errors in the accounting treatment of the recognition of Minority Interest in the Stockholders’ Equity.

The correction had the following impact on previously reported balances as of and for the nine-month ended April 30, 2022:

Balance Sheet, Stockholder’s Equity, April 30, 2022:

	Previously Reported	Adjustment		Restated
	$	$		$
Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 100,608,200 issued and outstanding as of April 30, 2023 and July 31, 2022, respectively	31,561	(21,501)	(1)	10,061
Additional paid in capital	32,949	607,746	(2)	640,695
Accumulated deficit	(365,649)	(314,466)	(3)	(680,160)
Minority interest	301,511	(271,780)	(4)	29,731
Total Stockholder’s Equity:	327			327

1.)Related to over-recording of common stock.

2.)Adjustment to paid in capital.

3.)Adjustment to accumulated deficit.

4.)Related to incorrect recognition of minority interest.

Statement of Comprehensive Loss, Consolidated Net Loss, Nine Months Ended April 30, 2022:

	Previously Reported	Adjustment		Restated
	$	$		$
Net loss attributable to minority interest	(275,150)	(15,581)	(1)	(290,731)
Net loss attributable to Limitless	(342,058)	15,581	(2)	(326,477)
Consolidated net loss	(617,208)			(617,208)

1.)Related to correction of minority interest.

2.)Related to correction of minority interest.

3. GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a consolidated net loss for the period of $76,107 and resulting in an accumulated deficit of $752,112 as of April 30, 2023, and it is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, proceeds from its public offering, and revenue from its sale of computer software and applications. The Company has no written or verbal commitments from stockholders or its director or officer to provide the Company with any form of cash advances, loans, or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has selected July 31 as its year-end. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position and the results of operations have been reflected herein.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of April 30, 2023, the Company had $4 in cash (July 31, 2022 - $13,291).

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

These tiers include:

Level 1:Defined as observable inputs such as quoted prices in active markets;

Level 2:Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;

Level 3:Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to April 30, 2023, the Company has had no deferred revenue.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended April 30, 2023, and 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The amendment is effective for public entities for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

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

5. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share. The Company did not issue any shares of its common stock during the quarter.

There was no capital stock activity during the nine months ended April 30, 2023.

At April 30, 2023, there were no issued and outstanding stock options or warrants.

6. SUBSEQUENT EVENTS

Subsequent to the quarter, the Company terminated the Asset Purchase and Joint Venture agreement dated March 15, 2021, as amended, whereby a third party had agreed to purchase a 50% interest in the Privacy and Value software.

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

We are currently developing employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy known as “Privacy and Value”. Our intention is to sell this product to third parties who will sell the software to customers rather than become involved in the sales and marketing of this product ourselves.

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

On June 11, 2025, we entered into a stock purchase and sale agreement with Ulixe One Corp., a Wyoming corporation, whereby we sold our 115,000,000 shares of common stock in the capital of WarspSpeed Taxi Inc. for $11,500. Accordingly, we no longer have any interest in WarpSpeed Taxi Inc.

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

To address employer concerns regarding staff efficiency and employee concerns regarding privacy, we intend to develop the Privacy and Value software that has features to monitor worker computer productivity while providing employees with reasonable privacy during their work days. The intended features of the software are as follows:

•the software will monitor the employees’ computer desktops while they are actually working on the system. Surveillance will commence when an employee logs on to his or her computer through our software and will continue until the employee logs out of the system. After an employee signs out of the software, recording and monitoring will cease and the employee can access his or her computer contents and the Internet for personal purposes;

•when the employee is logged in, the software will allow management to maintain real-time access to employee activity and to view each employee’s desktop screen content and the keystrokes that the employee is typing. All of this information will also be recorded and stored for future management use with all information time stamped. The file name for each day’s recording will be the employee’s first name, last name, and the year, month, and day, which will allow a manager to identify the appropriate recording without difficulty; and

•based on employee actions, the software will calculate the amount of time that the employee was logged into the system based on a searchable time period (e.g., a shift, a week, or a month). It will also indicate the length of various time periods during which the employee did not make any keystrokes on his or her computer and allow the manager to quickly access the recording of employee’s desktop at the times when keystrokes commenced and stopped. The software will also provide details of the length of each break that the employee takes during the work period analyzed. It will also have tools that the manager can use, in tabular and graphic form, to compare the efficiency of employees in terms of keystrokes and time logged in to their computer.

Management entered into an Asset Purchase and Joint Venture Agreement dated March 15, 2021, as amended, with Cyber Apps World, Inc. (“Cyber Apps”). Under this agreement, upon completing the sale of a 50% interest in the Privacy and Value software to Cyber Apps, the parties will establish a single-purpose joint venture dedicated to completing, testing, marketing, and selling the software. The joint venture will be overseen by a management committee, with each party appointing one member and those two members jointly selecting an independent third member to serve on the committee. Cyber Apps World, Inc., a reporting company, has agreed to purchase a 50% interest in the Privacy and Value software for

1.$10,000 upon execution of the agreement, which has been paid; and

2.an amount equal to the estimation of the value of the 50% interest in Privacy and Value based upon an independent business valuation, less the $10,000 payment, which amount shall be no less than $50,000 and no more than $250,000 and was due by June 15, 2021.

The management obtained an independent valuation of the Privacy and Value software in its present form of development that estimated its value at approximately $2,200,000. Accordingly, the amount that was due from Cyber Apps to Limitless Projects Inc. under the Asset Purchase and Joint Agreement was $250,000.

The management entered into agreements with Cyber Apps whereby they each will transfer 50,000,000 of our shares, for a total of 100,000,000 to Cyber Apps and its principals for a cash payment of $250,000 that was due on June 15, 2021. Cyber Apps did not make the $250,000 payment by the deadline date of June 15, 2021 and the agreement has been terminated.

Results of Operations for the nine months ended April 30, 2023 and 2022

Our consolidated net loss for the nine months ended April 30, 2023, and 2022 was $76,107 and $617,208, which consisted entirely of general and administrative fees from affiliate revenue from our Privacy and Value software product.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2023, our current assets were $25,004 compared to $38,291 at July 31, 2022. The decrease in current assets is due to the use of cash to pay ordinary business expenses.

As of April 30, 2023, our liabilities were $465,367 compared to $443,728 on July 31, 2022. Liabilities on April 30, 2023, and July 31, 2022 were comprised entirely of accounts payable and accrued liabilities. The decrease in the accounts payable and accrued liabilities in the current fiscal year is attributable to payment of outstanding invoices related to our software development expenses.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the nine months ended April 30, 2023, net cash flows from operating activities were ($183,337) consisting of a net loss attributable to the Company of $76,106, which was offset by non-cash components of accounts payable and accrued liabilities of $88, 912, and adjustment to shareholder’s fund of $18,317.

Cash Flows from Investing Activities

For the nine months ended April 30, 2023, our cash flows used in investing activities were $113,049, which relates to the purchase cost of fixed assets and software from the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $57,000 during the nine months ended April 30, 2023, as compared to $0 for the nine months ended April 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2023, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of April 30, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	Inline XBRL Instance Document
101. SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. CAL*	Inline XBRL Taxonomy Extension Schema Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITLESS PROJECTS INC.

Dated: September 9, 2025	By:	/s/ Daniel Okelo
	Name:	Daniel Okelo
	Title:	President, Chief Executive Officer, Chief Financial Officer, and director