Form 10-K
period 2023-07-31
Limitless Projects Inc.
filed 2025-09-10
CIK 1842167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-56462

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

Common Stock, Par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes   ☐ No

i

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of was $20,800 based on the price at which the common stock was last sold prior to the last business day of the registrant’s most recently completed second fiscal quarter.

Number of common shares outstanding as of September 9, 2025 was 100,608,200.

ii

iii

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2023 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4.the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

1.it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer’s most recently completed second fiscal quarter;

2.It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

4.Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5.The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer’s size.

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

The users of the Privacy and Value software can use our products to collect, use, and store personal or identifying information regarding their customers and employees. Federal, state and foreign government bodies and agencies have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from individuals. While there is no comprehensive federal law that governs data privacy in the United States, the Federal Trade Commission (“FTC”) has jurisdiction over commercial entities to prevent deceptive trade practices. The FTC has the authority to take action against companies that fail to implement and maintain reasonable data security measures, fail to follow a privacy policy that they have adopted, or transfer or sell personal information. When the FTC has held that companies have failed to protect user privacy, they have often imposed substantial fines. For example, in 2019, the FTC fined Facebook $5 billion for deceiving website users about their ability to control the privacy of their personal information.

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

Intellectual Property Laws

We do not have any trademark protection of the Privacy and Value name and logo or any other intellectual property protection of the Privacy and Value software. Without assessing whether we hold copyrights to the programming code that is included in the product we are developing or whether we may be violating intellectual property that others hold, we bear the risk that someone could either copy the software that we have developed or that we may be liable to a third-party for violating their intellectual property rights. While copyright protection of software is effective upon creation of the works, lack of copyright registration makes it more difficult for us to prove our ownership of the software we develop. If we are held to have infringed on the copyrighted work of others, we may have to pay damages to the copyright holder that may represent the gains that we realized from infringing the patent or possibly a much greater amount. The copyright holder is typically granted a permanent injunction that would prevent an infringing company from continuing to sell or license its software products.

EMPLOYEES

We have no employees as of the date of this prospectus. We have retained independent contractors to complete the development of our Privacy and Value software.

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

None.

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

As of September 9, 2021, there were approximately 37 beneficial owners of record of our common stock.

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

Results of Operations for the year-ended July 31, 2023

From August 1, 2021 to our fiscal year end of July 31, 2023, we earned a total of $0 in revenue from customer subscriptions for the Privacy and Value software. During the fiscal year ended July 31, 2023, we incurred a consolidated net loss of $155,567 consisting entirely of general and administrative expenses.

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

Liquidity and Capital Resources

As of July 31, 2023, our current assets of $25,032 consisted of $32 in cash and $25,000 in prepayments and deposits our total liabilities were $476,751, which consisted of accounts payable of the WarpSpeed Taxi application and the Privacy and Value software. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2023, net cash flows used in operating activities were ($70,259) consisting of a consolidated net loss of $155,567, software impairment of $51,202, accumulated depreciation of $1,086 for the period, which was offset changes in accounts receivable of $0, accounts payable and accrued liabilities of $33,021, as well as prepayments and deposits of $0 and the write-off of a note receivable of $0.

Cash Flows from Financing Activities

We have financed our operations exclusively through the sale of our common stock. For the fiscal year ended July 31, 2023, net cash from financing activities was $57,000.

Cash Flows from Investment Activities

For the fiscal year ended July 31, 2023, our cash flows used in investing activities were $0, which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software and the WarpSpeed Taxi computer application.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Limitless Projects Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limitless Projects Inc. (the ‘Company’) as of July 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for period ended July 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the period ended July 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $774,504. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. There was no Critical Audit Matter to be communicated.

/s/ Lateef Awojobi

LAO Professionals (PCAOB: 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

August 4, 2025

LIMITLESS PROJECTS INC.

CONSOLIDATED BALANCE SHEET

(Audited)

	July 31, 2023	July 31, 2022
	$	$
ASSETS
Current assets:
Cash	32	13,291
Prepayment & deposits	25,000	25,000
Total current assets:	25,032	38,291

Fixed assets:
Software	307,782	373,629
Office Equipment	18,988	5,427
Total Fixed assets:	326,770	379,056

Total Assets:	351,802	417,347

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	476,750	443,728
Total current liabilities:	476,750	443,728

Total Liabilities:	476,750	443,728

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 100,608,200 issued and outstanding as of July 31, 2023 and July 31, 2022, respectively.	10,061	10,061
Additional paid in capital	697,695	640,695
Accumulated deficit	(774,504)	(694,891)
Minority interest	(58,200)	17,754
Total Stockholder’s Equity:	(124,948)	(26,381)

Total Liabilities and Stockholder’s Equity:	351,802	417,347

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Audited)

	For the year ended July 31,
	2023	2022
	$	$
General income	-	1,328
Cost of goods sold	-	-
Gross profit	-	1,328

Expenses:
General and administrative	155,567	645,244
Operating loss	(155,567)	(643,916)

Net loss attributable to minority interest	(75,954)	(302,878)
Net loss attributable to Limitless	(79,613)	(341,038)

Consolidated net loss	(155,567)	(643,916)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	100,608,200	100,608,200

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2023 and 2022

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Minority Interest	Total
		$	$	$	$	$
Opening Balance, July 31, 2021	100,608,200	10,061	640,695	(353,853)	(7,174)	289,729
Adjustment to minority interest	-	-	-	-	327,806	327,806
Net Loss	-	-	-	(341,038)	(302,878)	(643,916)
Closing Balance, July 31, 2022	100,608,200	10,061	640,695	(694,891)	17,754	(26,381)

Opening Balance, July 31, 2022	100,608,200	10,061	640,695	(694,891)	17,754	(26,381)
Adjustment to additional paid in capital	-	-	57,000	-	-	57,000
Net Loss	-	-	-	(79,613)	(75,954)	(155,567)
Closing Balance, July 31, 2023	100,608,200	10,061	697,695	(774,504)	(58,200)	(124,949)

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Audited)

	For the year ended
	July 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss for the period	(155,567)	(643,916)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Software impairment	51,201	-
Accumulated depreciation	1,086	-
Change in operating assets and liabilities:
Accounts receivable	-	40,000
Payments & deposits	-	(15,000)
Accounts payable and accrued liabilities	33,021	399,630
Notes receivable	-	(250,000)
Investments	-	24,100
Net cash used in operating activities:	(70,259)	(445,186)

Cash flows from investing activities:
Software development	-	367,628
Net cash provided by investing activities:	-	367,628

Cash flows from financing activities:
Proceeds from issuance of common stock	-	11,500
Proceeds from paid in capital	57,000	2,600
Cash payment of investment purchase	-	10,000
Net cash provided by financing activities:	57,000	24,100

Change in cash	(13,259)	(53,458)

Cash - beginning of period	13,291	66,749

Cash - end of period	32	13,291

Supplemental cash flow disclosures

Cash paid for:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2023

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

The Company entered into an Asset Purchase and Joint Venture agreement dated March 15, 2021, as amended, whereby a third-party has agreed to purchase a 50% interest in the Privacy and Value software for $10,000 upon execution of the agreement (paid) and an additional $250,000, which was due on June 15, 2021. The purchaser did not make the $250,000 payment by the deadline date of June 15, 2021, and the agreement has been terminated.

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a consolidated net loss of $155,567 for the year-ended July 31, 2023, and an accumulated deficit of $774,504 as of July 31, 2023. It is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, proceeds from its public offering, and revenue from its sale of computer software and applications. The Company has no written or verbal commitments from stockholders or its director or officer to provide the Company with any form of cash advances, loans, or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2023, the Company had $32 in cash.

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

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Comprehensive Loss

The Company adopted FASB ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since Inception, the Company’s other comprehensive income represents foreign currency translation adjustments.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from August 1, 2022 through July 31, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. The amendment is effective for public entities for fiscal years beginning after December 15, 2016. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the year ended July 31, 2022, the Company issued 100,608,200 shares of common stock for total cash proceeds of $10,061 to the Company’s director.

As of July 31, 2023, there were no issued and outstanding stock options or warrants.

5. INCOME TAXES

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2023. All tax years since inception remains open for examination by taxing authorities.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2023, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2023 and were subject to material weaknesses.

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

1.Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2.Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name of Executive Officer and/or Director	Age	Position
Daniel Okelo	39	President, C.E.O., C.F.O. and Director

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Daniel Okelo acts as our President, C.E.O., C.F.O., and a director, and holds these same positions with our parent company, Limitless Projects Inc., as well as with WarpSpeed Taxi Inc., which is another subsidiary of Limitless Projects Inc. Since April 2019, he has also acted as relief manager for Ashnil Lodges and Camps. From September 2018 to April 2019, Mr. Okelo acted as a manager for the Crown Plaza Hotel and, from December 2015 to September 2018, he acted as the rooms division manager for the Nairobi Safari Club. All of these companies are located in Nairobi, Kenya. Mr. Okelo is in the course of completing his Master of Science degree in Hospitality and Tourism Management from Kenyatta University in Nairobi. He earned his Bachelor of Science degree in Hospitality and Tourism Management from the same institution in 2014. Mr. Okelo also holds a diploma in hotel management from Kenya Utalii College in Nairobi.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2023, all such filing requirements applicable to its officers and directors were complied with.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Daniel Okelo President, CEO, CFO, Secretary, and a director	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to our director in his capacity as such.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as September 9, 2025, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent Of Class
Common Stock	Daniel Okelo President, C.E.O., C.F.O., Secretary, and director 2261 Rosanna Street Las Vegas, Nevada 89117	100,000,000 shares	99.40%

Common Stock	All Officers and Directors as a group that consists of one person	100,000,000 shares	99.40%

The percent of class is based on 100,608,200 shares of common stock that is currently issued and outstanding as of the date of this annual report.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statements for the fiscal year ended July 31, 2023 was $2,500.

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

All other fees billed by our accountants in the last fiscal year of our Company totaled $750.

It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	Articles of Amendment*
3.3	By-Laws*
10.1	Asset Purchase Agreement*
10.2	Bill of Sale**
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive and Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

* filed as an exhibit to our registration statement on Form S-1 filed on February 5, 2021.

** filed as an exhibit to our registration statement on Form S-1/A filed on March 8, 2021.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: September 9, 2025

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Daniel Okelo

(President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director)

Date: September 9, 2025