Form 10-Q
period 2025-04-30
Limitless Projects Inc.
filed 2025-09-12
CIK 1842167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

The results of operations for the nine months ended April 30, 2025, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Item 1. Financial Statements (unaudited)

LIMITLESS PROJECTS INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	April 30, 2025	July 31, 2024
	$	$
ASSETS
Current assets:
Cash	8	39
Prepayment & deposits	25,000	25,000
Total current assets:	25,008	25,039

Fixed assets:
Software	397,032	358,782
Office Equipment	13,068	13,069
Total Fixed assets:	410,100	371,851

Total Assets:	435,108	396,890

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	638,107	578,363
Total current liabilities:	638,107	578,363

Total Liabilities:	638,107	578,363

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 100,608,200 issued and outstanding as of April 30, 2025 and July 31, 2024, respectively	10,061	10,061
Additional paid in capital	802,695	802,694
Accumulated deficit	(922,440)	(905,694)
Minority interest	(93,315)	(88,534)
Total Stockholder’s Equity:	(202,999)	(181,473)

Total Liabilities and Stockholder’s Equity:	435,108	396,890

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024
	$	$	$	$
General income	-	-	-	-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Expenses:
General and administrative	7,690	7,198	21,525	21,833
Operating loss	(7,690)	(7,198)	(21,525)	(21,833)

Net loss attributable to minority interest	(1,132)	(2,060)	(4,781)	(8,466)
Net loss attributable to Limitless	(6,558)	(5,138)	(16,744)	(13,367)

Consolidated net loss	(7,690)	(7,198)	(21,525)	(21,833)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	100,608,200	100,608,200	100,608,200	100,608,200

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

For the nine months period ended April 30, 2025 and 2023

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Minority Interest	Total
		$	$	$	$	$
Opening Balance, July 31, 2023	100,608,200	10,061	697,695	(774,504)	(58,200)	(124,949)
Net Loss	-	-	-	(13,367)	(8,466)	(21,833)
Closing Balance, April 30, 2024	100,608,200	10,061	697,695	(787,872)	(66,666)	(146,782)

Opening Balance, July 31, 2024	100,608,200	10,061	802,695	(905,694)	(88,534)	(181,473)
Net Loss	-	-	-	(16,744)	(4,781)	(21,525)
Closing Balance, April 30, 2025	100,608,200	10,061	802,695	(922,440)	(93,315)	(202,999)

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended
	April 30,
	2025	2024
	$	$
Cash flows from operating activities:
Net loss for the period	(21,525)	(21,833)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	59,744	66,832
Net cash provided by operating activities:	38,219	44,999

Cash flows from investing activities:
Software development	(38,250)	(44,999)
Net cash used in investing activities:	(38,250)	(44,999)

Cash flows from financing activities:
Issuance of common stock	-	-
Net cash provided by financing activities:	-	-

Change in cash	(31)	-

Cash - beginning of period	39	32

Cash - end of period	8	32

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the nine months ended April 30, 2025 and 2024

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

2. GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a consolidated net loss for the period of $21,525 and resulting in an accumulated deficit of $922,440 as of April 30, 2025, and it is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, proceeds from its public offering, and revenue from its sale of computer software and applications. The Company has no written or verbal commitments from stockholders or its director or officer to provide the Company with any form of cash advances, loans, or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of April 30, 2025, the Company had $8 in cash (July 31, 2024 - $39).

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended April 30, 2025, and 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

There was no capital stock activity during the nine months ended April 30, 2025.

At April 30, 2025, there were no issued and outstanding stock options or warrants.

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

Results of Operations for the nine months ended April 30, 2025 and 2024

Our consolidated net loss for the nine months ended April 30, 2025, and 2024 was $21,525 and $21,833, which consisted entirely of general and administrative fees from affiliate revenue from our Privacy and Value software product.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2025, our current assets were $25,008 compared to $25,039 at July 31, 2024.

As of April 30, 2025, our liabilities were $638,107 compared to $578,363 on July 31, 2024. Liabilities on April 30, 2025, and July 31, 2024 were comprised entirely of accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the nine months ended April 30, 2025, net cash flows from operating activities were $38,218 consisting of a net loss attributable to the Company of $21,525, which was offset by non-cash components of accounts payable, and accrued liabilities of $59,744.

Cash Flows from Investing Activities

For the nine months ended April 30, 2025, our cash flows used in investing activities were ($38,250), which relates to the purchase cost of fixed assets and software development.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $0 during the nine months ended April 30, 2025, as compared to $0 for the nine months ended April 30, 2024.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2025, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2025. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of April 30, 2025, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2025 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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