Form 10-Q
period 2025-10-31
Limitless Projects Inc.
filed 2026-01-27
CIK 1842167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

100,608,200 shares of common stock are issued and outstanding as of January 26, 2026.

PART I - FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2025. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2025, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Item 1. Financial Statements (unaudited)

LIMITLESS PROJECTS INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	October 31, 2025	July 31, 2025
	$	$
ASSETS
Current assets:
Cash	0	0
Prepayment & deposits	10,000	10,000
Total current assets:	10,000	10,000

Fixed assets:
Software	133,430	127,430
Office Equipment	2,171	2,171
Total Fixed assets:	135,601	129,601

Total Assets:	145,601	139,601

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	552,543	542,930
Total current liabilities:	552,543	542,930

Total Liabilities:	552,543	542,930

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 100,608,200 issued and outstanding as of October 31, 2025 and July 31, 2025, respectively	10,061	10,061
Additional paid in capital	41,381	41,381
Accumulated deficit	(302,710)	(299,503)
Minority interest	(155,674)	(155,268)
Total Stockholder’s Equity:	(406,942)	(403,329)

Total Liabilities and Stockholder’s Equity:	145,601	139,601

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended October 31,
	2025	2024
	$	$
General income	-	-
Cost of goods sold	-	-
Gross profit	-	-

Expenses:
General and administrative	3,612	6,108
Operating loss	(3,612)	(6,108)

Net loss attributable to minority interest	(405)	(2,529)
Net loss attributable to Limitless	(3,207)	(3,579)

Consolidated net loss	(3,612)	(6,108)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	100,608,200	100,608,200

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

For the three months period ended October 31, 2025 and 2024

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Minority Interest	Total
		$	$	$	$	$
Opening Balance, July 31, 2024	100,608,200	10,061	802,695	(905,694)	(88,534)	(181,473)
Net Loss	-	-	-	(3,579)	(2,528)	(6,108)
Closing Balance, October 31, 2024	100,608,200	10,061	802,695	(909,273)	(91,062)	(187,581)

Opening Balance, July 31, 2025	100,608,200	10,061	41,381	(299,503)	(155,268)	(403,329)
Net Loss	-	-	-	(3,207)	(405)	(3,612)
Closing Balance, October 31, 2025	100,608,200	10,061	41,381	(302,710)	(155,674)	(406,942)

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended
	October 31,
	2025	2024
	$	$
Cash flows from operating activities:
Net loss for the period	(3,612)	(6,108)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	9,612	18,838
Net cash provided by operating activities:	6,000	12,730

Cash flows from investing activities:
Software development	(6,000)	(12,750)
Net cash used in investing activities:	(6,000)	(12,750)

Cash flows from financing activities:
Issuance of common stock	-	-
Net cash provided by financing activities:	-	-

Change in cash	0	(20)

Cash - beginning of period	0	39

Cash - end of period	0	19

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the three months ended October 31, 2025 and 2024

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

2. GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a consolidated net loss for the period of $3,612 and resulting in an accumulated deficit of $302,710 as of October 31, 2025, and it is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, proceeds from its public offering, and revenue from its sale of computer software and applications. The Company has no written or verbal commitments from stockholders or its director or officer to provide the Company with any form of cash advances, loans, or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of October 31, 2025, the Company had $0 in cash (July 31, 2025 - $0).

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended October 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

There was no capital stock activity during the three months ended October 31, 2025.

During the three months ended October 31, 2025, the Company issued no shares of common stock.

At October 31, 2025, there were no issued and outstanding stock options or warrants.

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

We are currently developing an employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy known as “Privacy and Value”. Our intention is to sell these products to third parties who will sell the software to customers and launch the computer applications rather than become involved in the sales and marketing of these products ourselves.

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

Results of Operations for the three months ended October 31, 2025 and 2024

Our consolidated net loss for the three months ended October 31, 2025, and 2024 was $3,612 and $6,108, which consisted entirely of general and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2025, our current assets were $10,000 compared to $10,000 at July 31, 2025. The decrease in current assets in due to the use of cash to pay ordinary business expenses.

As of October 31, 2025, our liabilities were $552,542 compared to $542,930 on July 31, 2025. Liabilities on October 31, 2025, and July 31, 2025 were comprised entirely of accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the three months ended October 31, 2025, net cash flows from operating activities were $6,000 consisting of a net loss attributable to the Company of $3,612, which was offset by non-cash components of accounts payable and accrued liabilities of $9,612.

Cash Flows from Investing Activities

For the three months ended October 31, 2025, our cash flows used in investing activities were $6000 which relates to the of fixed assets and software development.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $0 during the three months ended October 31, 2025, as compared to $0 for the three months ended October 31, 2024.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our July 31, 2025 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of October 31, 2025, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of October 31, 2025. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of October 31, 2025, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our current fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.1*	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	Inline XBRL Instance Document
101. SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. CAL*	Inline XBRL Taxonomy Extension Schema Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITLESS PROJECTS INC.

Dated: January 27, 2026	By:	/s/ Daniel Okelo
	Name:	Daniel Okelo
	Title:	President, Chief Executive Officer, Chief Financial Officer, and director