Form 10-Q
period 2026-04-30
Limitless Projects Inc.
filed 2026-06-12
CIK 1842167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

100,608,200 shares of common stock are issued and outstanding as of June 8, 2026.

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

The results of operations for the nine months ended April 30, 2026, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Item 1. Financial Statements (unaudited)

LIMITLESS PROJECTS INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	April 30, 2026	July 31, 2025
	$	$
ASSETS
Current assets:
Cash	-	-
Prepayment & deposits	10,000	10,000
Total current assets:	10,000	10,000

Fixed assets:
Software	145,430	127,430
Office Equipment	2,171	2,171
Total Fixed assets:	147,601	129,601

Total Assets:	157,601	139,601

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	572,103	542,930
Total current liabilities:	572,103	542,930

Total Liabilities:	572,103	542,930

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 100,608,200 issued and outstanding as of April 30, 2026 and July 31, 2025, respectively	10,061	10,061
Additional paid in capital	41,381	41,381
Accumulated deficit	(309,420)	(299,503)
Minority interest	(156,524)	(155,268)
Total Stockholder’s Equity:	(414,502)	(403,329)

Total Liabilities and Stockholder’s Equity:	157,601	139,601

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2026	2025	2026	2025
	$	$	$	$
General income	-	-	-	-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Expenses:
General and administrative	3,949	7,689	11,173	21,525
Operating loss	(3,949)	(7,689)	(11,173)	(21,525)

Net loss attributable to minority interest	(446)	(1,132)	(1,257)	(4,780)
Net loss attributable to Limitless	(3,503)	(6,557)	(9,916)	(16,745)

Consolidated net loss	(3,949)	(7,689)	(11,173)	(21,525)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	100,608,200	100,608,200	100,608,200	100,608,200

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

For the nine months period ended April 30, 2026 and 2025

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Minority Interest	Total
		$	$	$	$	$
Opening Balance, July 31, 2024	100,608,200	10,061	802,695	(905,694)	(88,534)	(181,473)
Net Loss	-	-	-	(16,745)	(4,781)	(21,525)
Closing Balance, April 30, 2025	100,608,200	10,061	802,695	(922,440)	(93,315)	(202,999)

Opening Balance, July 31, 2025	100,608,200	10,061	41,381	(299,503)	(155,268)	(403,329)
Net Loss	-	-	-	(9,916)	(1,256)	(11,173)
Closing Balance, April 30, 2026	100,608,200	10,061	41,381	(309,420)	(156,524)	(414,502)

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended
	April 30,
	2026	2025
	$	$
Cash flows from operating activities:
Net loss for the period	(11,173)	(21,525)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	29,173	59,744
Net cash provided by operating activities:	18,000	38,219

Cash flows from investing activities:
Software development	(18,000)	(38,250)
Net cash used in investing activities:	(18,000)	(38,250)

Cash flows from financing activities:
Issuance of common stock	-	-
Net cash provided by financing activities:	-	-

Change in cash	-	(31)

Cash - beginning of period	-	39

Cash - end of period	-	8

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

LIMITLESS PROJECTS INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the nine months ended April 30, 2026 and 2025

1. NATURE AND CONTINUANCE OF OPERATIONS

Limitless Projects Inc. (the “Company”) was incorporated in the state of Wyoming on November 18, 2020 (“Inception”). The Company is in the business of developing computer software systems and mobile device applications. The Company’s fiscal year-end is July 31. The Company, through a partially-owned subsidiary, holds the sole and exclusive title to employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy, known as Privacy and Value.

The Company entered into an Asset Purchase and Joint Venture agreement dated March 15, 2021, as amended, whereby a third party agreed to purchase a 50% interest in the Privacy and Value software for:

1.)$10,000 upon execution of the agreement, which has been paid; and

2.)an amount equal to the estimation of the value of the 50% interest in Privacy and Value based upon an independent business valuation, less the $10,000 payment, which amount shall be no less than $50,000 and no more than $250,000 and is due by June 15, 2021.

The third party failed to make the payment due June 15, 2021, and the agreement was terminated.

2. GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a consolidated net loss for the period of $11,173 and resulting in an accumulated deficit of $309,420 as of April 30, 2026, and it is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, proceeds from its public offering, and revenue from its sale of computer software and applications. The Company has no written or verbal commitments from stockholders or its director or officer to provide the Company with any form of cash advances, loans, or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of April 30, 2026, the Company had $0 in cash (July 31, 2025 - $0).

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended April 30, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

There was no capital stock activity during the six months ended April 30, 2026.

At April 30, 2026, there were no issued and outstanding stock options or warrants.

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

We are currently developing an employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy known as “Privacy and Value”. Our intention is to sell this product to third parties who will sell the software to customers and launch the computer applications rather than become involved in the sales and marketing of these products ourselves.

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

Results of Operations for the nine months ended April 30, 2026 and 2025

Our consolidated net loss for the nine months ended April 30, 2026, and 2025 was $11,173 and $21,525, which consisted entirely of general and administrative fees from our Privacy and Value software product.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2026, our current assets were $10,000 compared to $10,000 at July 31, 2025.

As of April 30, 2026, our liabilities were $572,103 compared to $542,930 on July 31, 2025. Liabilities on April 30, 2026, and July 31, 2025 were comprised entirely of accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the nine months ended April 30, 2026, net cash flows from operating activities were $18,000 consisting of a net loss attributable to the Company of $11,173, which was offset by non-cash components of accounts payable, and accrued liabilities of $29,173.

Cash Flows from Investing Activities

For the nine months ended April 30, 2026, our cash flows used in investing activities were ($18,000), which relates to the purchase cost of fixed assets and software development.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $0 during the nine months ended April 30, 2026, as compared to $0 for the nine months ended April 30, 2025.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2026, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2026. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of April 30, 2026, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2026 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIMITLESS PROJECTS INC.

Dated: June 12, 2026	By:	/s/ Daniel Okelo
	Name:	Daniel Okelo
	Title:	President, Chief Executive Officer, Chief Financial Officer, and director