Form 10-K
period 2026-07-31
Limitless Projects Inc.
filed 2026-11-03
CIK 1842167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2026

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

The aggregate market value of voting and non-voting common equity held by non-affiliates was $20,800 based on the price at which the common stock was last sold prior to the last business day of the registrant’s most recently completed second fiscal quarter.

Number of common shares outstanding as of October 30, 2026 was 100,608,200.

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

We have completed these aspects of the software. However, since artificial intelligence has become prevalent in software development, we have decided to incorporate artificial intelligence within the monitoring system to improve its primary functions. The objective is to record employee screen activity and capture the text using AI, which it then analyzes for all of the features incorporated in the original software algorithms, as well as the content being captured. This allows the AI-enhanced software to monitor whether the employee is doing work assigned rather than personal activities or other non-work-related tasks.

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

Intellectual Property Laws

While we have filed for trademark protection of Privacy and Value names and logos, we have not filed for any other intellectual property protection of the Privacy and Value software. Without assessing whether we hold copyrights to the programming code that is included in the products we are developing or whether we may be violating intellectual property that others hold, we bear the risk that someone could either copy the software that we have developed or that we may be liable to a third-party for violating their intellectual property rights. While copyright protection of software is effective upon creation of the works, lack of copyright registration makes it more difficult for us to prove our ownership of the software we develop. If we are held to have infringed on the copyrighted work of others, we may have to pay damages to the copyright holder that may represent the gains that we realized from infringing the patent or possibly a much greater amount. The copyright holder is typically granted a permanent injunction that would prevent an infringing company from continuing to sell or license its software products.

EMPLOYEES

We have no employees as of the date of this report. We have retained independent contractors to complete the development of our Privacy and Value software.

RESEARCH AND DEVELOPMENT EXPENDITURES

Since incorporation, the Company has incurred expenditures related to software development and organizational activities. In accordance with U.S. GAAP, certain qualifying costs incurred during the application development stage have been capitalized as software development costs, while other expenditures, including research activities and general administrative expenses, have been expensed as incurred.

SUBSIDIARIES

We own a 49.7% interest in Privacy and Value Inc., a Wyoming corporation that holds all of the assets relating to the Privacy and Value employee monitoring software.

PATENTS AND TRADEMARKS

The Company does not own, legally or beneficially, any patents or trademarks. A prior application to register a trademark for the “Privacy and Value” name and logo was unsuccessful, and the Company currently holds no proprietary rights or recognized intangible assets related to this brand identity.

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

As of October 30, 2026, there were approximately 37 beneficial owners of record of our common stock.

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

Results of Operations for the year-ended July 31, 2026

The Company is a development stage enterprise. Substantially all of the Company’s activities to date relate to software development and organizational matters. The Company has not yet generated revenues from planned principal operations. During the fiscal year ended July 31, 2026, we incurred a consolidated net loss of $ 80,837 consisting of impairment expense of $37,329 relating to the Privacy & Value software and general and administrative expenses $43,508.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

The Company is a development stage enterprise. Substantially all the Company’s activities to date relate to software development and organizational matters. The Company has not yet generated revenues from planned principal operations.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Liquidity and Capital Resources

As of July 31, 2026, our current assets of $10,000 consisted of $0 in cash and $10,000 in prepayments and deposits and our total liabilities were $585,353, which consisted of accounts payable relating to the Privacy and Value software. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2026, net cash used in operating activities totaled $0. This amount reflects a consolidated net loss of $80,837, which was offset by accounts payable and accrued liabilities of $42,423, accumulated depreciation of $1,086, and impairment of $37,329, related to the Privacy & Value software.

Cash Flows from Financing Activities

We have financed our operations exclusively through the sale of our common stock. For the fiscal year ended July 31, 2026, there were no cash flows from financing activities.

Cash Flows from Investment Activities

For the fiscal year ended July 31, 2026, there were no cash flows related to investing activities.

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

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Limitless Projects Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limitless Projects Inc. (the ‘Company’) as of July 31, 2026, and 2025 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for year ended July 31, 2026, and 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2026, and 2025 and the results of its operations and its cash flows for each of the year ended July 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $346,446. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Software

The Company’s evaluation of Software for impairment involves assumptions. The Software was impaired by 30%.

We identified the valuation and accounting treatment of this asset to be critical audit matter because determining the fair value and related accounting treatment involves a high degree of auditor judgement and an increased extent of effort to evaluate the Company’s conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the conclusions associated with the valuation and accounting treatment for the software involved the following procedures, among others:

●We Review the schedule of capitalization costs and challenge management’s assumptions and validate the accuracy of data and inputs in supporting evidence.

●We assessed the models, variables and assumption used in the computation.

●Perform a detailed and extensive search for potential impairment indicators, including consideration of the results of other audit testing.

●We obtained and review the Management impairment memo.

/s/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB: 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

October 30, 2026

LIMITLESS PROJECTS INC.

CONSOLIDATED BALANCE SHEET

(Audited)

	July 31, 2026	July 31, 2025
	$	$
ASSETS
Current assets:
Cash	-	-
Prepayment & deposits	10,000	10,000
Total current assets:	10,000	10,000

Fixed assets:
Software	90,101	127,430
Office Equipment	1,086	2,171
Total Fixed assets:	91,187	129,601

Total Assets:	101,187	139,601

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	585,353	542,930
Total current liabilities:	585,353	542,930

Total Liabilities:	585,353	542,930

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 100,608,200 issued and outstanding as of July 31, 2026 and July 31, 2025, respectively.	10,061	10,061
Additional paid in capital	41,381	41,381
Accumulated deficit	(346,446)	(299,503)
Minority interest	(189,162)	(155,268)
Total Stockholder’s Equity:	(484,166)	(403,329)

Total Liabilities and Stockholder’s Equity:	101,187	139,601

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENTS OF OPERATION

(Audited)

	For the year ended July 31,
	2026	2025
	$	$
Revenues	-	-
Cost of goods sold	-	-
Gross profit	-	-

Expenses:
Impairment expense	37,329	43,041
General and administrative	43,508	25,724
Operating loss	(80,837)	(68,765)

Net loss	(80,837)	(68,765)

Net loss attributable to minority interest	(33,894)	(25,865)
Net loss attributable to Limitless	(46,943)	(42,900)

Consolidated net loss	(80,837)	(68,765)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	100,608,200	100,608,200

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2026 and 2025

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Minority Interest	Total
		$	$	$	$	$
Opening Balance, July 31, 2024	100,608,200	10,061	802,695	(905,694)	(88,534)	(181,473)
Adjustment to shareholder’s fund	-	-	(761,314)	649,090	(40,869)	(153,093)
Net Loss	-	-	-	(42,900)	(25,865)	(68,765)
Closing Balance, July 31, 2025	100,608,200	10,061	41,381	(299,503)	(155,268)	(403,329)

Opening Balance, July 31, 2025	100,608,200	10,061	41,381	(299,503)	(155,268)	(403,329)
Net Loss	-	-	-	(46,943)	(33,894)	(80,837)
Closing Balance, July 31, 2026	100,608,200	10,061	41,381	(346,446)	(189,162)	(484,166)

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Audited)

	For the year ended
	July 31,
	2026	2025
	$	$
Cash flows from operating activities:
Net loss for the period	(80,837)	(68,765)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Software impairment	37,329	43,401
Accumulated depreciation	1,085	1,086
Change in operating assets and liabilities:
Payments and deposits	-	15,000
Accounts payable and accrued liabilities	42,423	(35,434)
Net cash used in operating activities:	-	(44,712)

Cash flows from investing activities:
Software development	-	197,766
Net cash provided by investing activities:	-	197,766

Cash flows from financing activities:
Additional paid in capital	-	(153,093)
Net cash provided by financing activities:	-	(153,093)

Change in cash	-	(39)

Cash - beginning of period	-	39

Cash - end of period	-	-

Supplemental cash flow disclosures

Cash paid for:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited financial statements)

LIMITLESS PROJECTS INC.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2026

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

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a consolidated net loss of $80,837 for the year-ended July 31, 2026, and an accumulated deficit of $346,446 as of July 31, 2026. It is anticipated that the Company may incur losses in the future development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital or generate revenue from operations in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management Plan to Address Going Concern

Management acknowledges that the Company has incurred recurring losses from operations, has not yet generated revenues, and has a working capital deficit as of July 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate these uncertainties, management has developed the following plan:

●Capital Raising Activities: The Company intends to raise additional capital through the issuance of equity securities and, where appropriate, debt financing. Discussions with potential investors are ongoing, and management believes sufficient funding can be secured to support operations over the next twelve months.

●Cost Management: Management has implemented strict cost controls to reduce general and administrative expenses. Non-essential expenditures have been deferred until adequate funding is secured.

●Strategic Partnerships: The Company is actively pursuing strategic alliances and joint venture opportunities to share development costs and accelerate commercialization of its software.

●Revenue Generation Plans: Upon completion of the software development, the Company intends to launch its product and begin generating subscription revenues. Management has prepared preliminary marketing strategies and pricing models to support revenue growth once operations commence.

●Shareholder Support: The Company has historically relied on financial support from shareholders and related parties. Management expects this support to continue until external financing and revenue generation are sufficient to sustain operations.

Management believes that these actions, if successfully implemented, will provide the Company with the necessary liquidity to continue operations for the foreseeable future. However, there can be no assurance that such plans will be achieved.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2026, the Company had $0 in cash.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from August 1, 2025, through July 31, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

4. FIXED ASSETS AND DEPRECIATION

The Company records fixed assets at historical cost. Fixed assets consist primarily of computer equipment and office furniture acquired to support the development of the Privacy and Value software.

Depreciation is provided using the straight‑line method over the estimated useful lives of the assets, which range from three (3) to five (5) years. Leasehold improvements, if any, are amortized over the shorter of the lease term or the estimated useful life of the improvement.

Routine maintenance and repairs are expensed as incurred, while expenditures that significantly extend the useful life or improve the functionality of an asset are capitalized.

As of July 31, 2026, the Company’s fixed assets had a gross carrying amount of $2,171, accumulated depreciation of $1,085, and a net book value of $1,086. Depreciation expense for the fiscal year ended July 31, 2026 was $1,085, which is included in general and administrative expenses in the statement of operations.

Management reviews fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment of fixed assets was recognized during the fiscal year ended July 31, 2026.

5. SOFTWARE DEVELOPMENT COSTS AND IMPAIRMENT

The Company is currently in the development stage and has not yet commenced commercial operations. In accordance with ASC 985‑20, Software Costs, the Company capitalizes certain costs incurred during the application development stage that are directly attributable to preparing the software for its intended use. These costs primarily include payments to independent contractors for coding, testing, and installation activities.

Routine maintenance, bug fixes, and support costs are expensed as incurred. Research and development activities that do not meet the capitalization criteria are also expensed in the period incurred.

As of July 31, 2026, the Company has capitalized $124,430 of software development costs. During the fiscal year ended July 31, 2026, management performed an impairment assessment in accordance with ASC 360, Property, Plant, and Equipment. Based on this evaluation, management determined that the carrying amount of the software exceeded its estimated recoverable amount due to delays in development and uncertainty regarding future commercialization.

Accordingly, the Company recognized an impairment loss of 30% of the capitalized software balance, amounting to $37,329, which has been recorded in the statement of operations under “Impairment Expense.” The remaining carrying amount of $87,101 represents management’s best estimate of the recoverable value of the software as of July 31, 2026.

Management will continue to monitor the progress of the software development and reassess the carrying amount of the asset at each reporting date.

6. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the year ended July 31, 2022, the Company issued 100,608,200 shares of common stock for total cash proceeds of $10,061 to the Company’s director.

As of July 31, 2026, there were no issued and outstanding stock options or warrants.

7. RELATED PARTY TRANSACTIONS

Privacy and Value Inc is a subsidiary to Limitless Projects Inc. There was no transaction between the Company during the period under reporting.

8. INCOME TAXES

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2026. All tax years since inception remains open for examination by taxing authorities.

9. SUBSIDIARY AND CONSOLIDATION

The Company owns a 50% interest in Privacy and Value Inc., a Wyoming corporation that holds all of the assets relating to the Privacy and Value employee monitoring software. Although the Company does not hold a majority ownership interest, it consolidates Privacy and Value Inc. in accordance with ASC 810, Consolidation, because the Company has a controlling financial interest through its ability to direct the activities that most significantly impact Privacy and Value Inc.’s economic performance.

All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements therefore include the accounts of Limitless Projects Inc. and Privacy and Value Inc. as of and for the year ended July 31, 2026.

The portion of Privacy and Value Inc.’s net assets and net loss attributable to the other shareholder is presented as non‑controlling interest in the consolidated balance sheet and consolidated statement of operations. As of July 31, 2026, non‑controlling interest amounted to $(189,162).

Management evaluates the consolidated subsidiary for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. During the fiscal year ended July 31, 2026, the Company recognized an impairment loss of $37,329 related to capitalized software development costs.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, no events have occurred that would require adjustment to, or disclosure in, the accompanying financial statements in accordance with U.S. GAAP.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2026, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. However, as of July 31, 2026, the Company has not yet established or maintained an effective system of internal control over financial reporting, and management has not conducted an assessment of its effectiveness under Section 404 of the Sarbanes-Oxley Act.

An effective system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The absence of such a system increases the risk that material misstatements in our financial statements may not be prevented or detected on a timely basis.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2026 and were subject to material weaknesses.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2026, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during our 2026 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name of Executive Officer and/or Director	Age	Position
Daniel Okelo	41	President, C.E.O., C.F.O. and Director

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Daniel Okelo President, CEO, CFO, Secretary, and a director	2026	0	0	0	0	0	0	0	0
	2025	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as October 30, 2026, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statements for the fiscal year ended July 31, 2026 was $2,500.

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

Date: October 30, 2026

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Daniel Okelo

(President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director)

Date: October 30, 2026